Form 10-Q
period 2000-06-30
CATUITY INC
filed 2000-08-21
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   (Mark One)

         ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 2000.

         (   )    Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934
                  For the transition period from         to
                                                 -------    -------
                          Commission File No: 000-30045

                                  CATUITY INC.
             (Exact Name of Registrant as specified in its charter)

Delaware                                                 38-3518829
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

2711 E. Jefferson Avenue
Detroit, MI                                              48207
(Address of principal executive offices)                 (Zip Code)

              Registrant's telephone number, including area code:
                (313) 567-4348

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( X ) No ( )

Indicate the number of shares outstanding of the each issuer's classes of stock as of the latest practical date:

Common stock outstanding - 7,150,508 shares as of July 31, 2000

                                      INDEX

                         CATUITY, INC. AND SUBSIDIARIES

                                                                                                      PAGE
Part 1. Financial Information                                                                          NO.
   Item  1. Financial Statements (Unaudited)

           Consolidated balance sheets - June 30, 2000 and December 31, 1999                           3

           Consolidated statements of operations - Three months ended June 30,
           2000 and 1999; Six months ended June 30, 2000 and
           1999                                                                                        5

           Consolidated statements of cash flows - Six months ended
           June 30,2000 and 1999                                                                       5

           Notes to consolidated financial statements - June 30, 2000                                  6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                        11

   Item 3. Quantitative and Qualitative Disclosure of Market Risk                                     14

Part II.   Other Information                                                                          15

   Item 1. Legal Proceedings                                                                          15

   Item 2  Changes In Securities and Use of Proceeds                                                  15

   Item 4. Submission of Matters to a Vote of Security Holders                                        15

   Item 6. Exhibits and Reports on Form 8-K                                                           15

Signatures                                                                                            15

Part I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                          CATUITY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30               DECEMBER 31
                                                                2000                     1999
                                                       ------------------------ -----------------------
                       ASSETS                                (UNAUDITED)

Current Assets:
  Cash and cash equivalents                                       $  3,946,068             $ 5,269,757
  Accounts receivable, less allowance of $144,000 at
     June 30, 2000, $158,000 at December 31, 1999
                                                                       303,868                 429,159
  Inventories                                                           59,750                  65,781
  Prepaid expenses                                                      65,687                  67,016
  Restricted cash                                                      204,083                 178,054
  Other receivables                                                    320,985                       -
  Other                                                                 29,456                   2,519
                                                       ------------------------ -----------------------
Total current assets                                                 4,929,897               6,012,286

  Property, plant and equipment, net                                   247,244                 242,038
                                                       ------------------------ -----------------------
Total assets                                                      $  5,177,141             $ 6,254,324
                                                       ======================== =======================

            LIABILITIES AND STOCKHOLDERS'
                       EQUITY
Current Liabilities:
  Accounts payable                                                $    230,409             $   560,906
  Accrued expenses                                                     165,166                 301,630
  Accrued compensation                                                 128,544                 118,054
  Trust liability                                                      185,131                 157,685
                                                       ------------------------ -----------------------
Total current liabilities                                              709,250               1,138,275

Borrowings from shareholders                                           777,530                 854,230
Accrued compensation                                                    51,609                  20,588

Stockholders' equity:
   Common stock - no par value
     Authorized - 100 million shares
     Issued and outstanding - 7,055,840 at June 30,
       2000 and 6,729,269 at December 31, 1999                      22,335,646              21,519,333
  Additional paid-in capital                                         2,838,651               2,685,195
  Shareholder loans                                                          -                (757,733)
  Foreign currency translation                                          28,389                 401,073
  Accumulated deficit                                              (21,563,934)            (19,606,637)
                                                       ------------------------ -----------------------
Total stockholders' equity                                           3,638,752               4,241,231
                                                       ------------------------ -----------------------
Total liabilities and stockholders' equity                        $  5,177,141             $ 6,254,324
                                                       ======================== =======================

See accompanying notes.

                          CATUITY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30                          JUNE 30
                                              --------------------------------- --------------------------------
                                                    2000             1999            2000             1999
                                              ---------------- ---------------- --------------- ----------------
                                                         (UNAUDITED)                      (UNAUDITED)

 Revenues:
 License revenue                              $        -       $   331,679      $         -     $     387,768

 Service revenue                                 221,572            29,705          251,778            57,687
                                              ---------------- ---------------- --------------- ----------------
 Total revenues                                  221,572           361,384          251,778           445,455

 Costs and expenses:
 Research and development and testing            225,888           196,920          466,472           359,458
 Selling and relationship development            476,337           158,033          916,236           275,181
 General and administrative                      254,454           365,866          513,272           569,473
 Stock compensation                             (623,042)          227,713          153,456         1,170,596
 Non recurring charges                            55,149            53,881          221,793           135,238
                                              ---------------- ---------------- --------------- ----------------
 Total costs and expenses                        388,786         1,002,413        2,271,229         2,509,946
                                              ---------------- ---------------- --------------- ----------------

 Operating loss                                 (167,214)         (641,029)      (2,019,451)       (2,064,491)
                                              ---------------- ---------------- --------------- ----------------

 Other income (expense):
 Interest income                                  50,367            26,649          109,681            31,967
 Interest expense - related party                (22,935)          (51,008)         (47,527)          (99,961)
                                              ---------------- ---------------- --------------- ----------------
 Total other income (expense)                     27,432           (24,359)          62,154           (67,994)
                                              ---------------- ---------------- --------------- ----------------

 Loss before taxes                              (139,782)         (665,388)      (1,957,297)       (2,132,485)
 Provision for Income taxes                            -                 -                -                 -
                                              ---------------- ---------------- --------------- ----------------

 Net Loss                                     $ (139,782)      $  (665,388)     $(1,957,297)    $  (2,132,485)
                                              ================ ================ =============== ================


 Net loss per share - basic and diluted       $    (0.02)      $     (0.12)     $     (0.29)    $       (0.39)
                                              ================ ================ =============== ================


See accompanying notes.

                          CATUITY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                         ----------------------------------
                                                                               2000              1999
                                                                         ---------------- -----------------
                                                                                    (UNAUDITED)

Cash flows from operating activities:
   Net loss                                                                 $(1,957,297)       $(2,132,485)
   Adjustments used to reconcile net loss to net cash used in operating activities:
       Stock based compensation                                                  153,456         1,170,596
       Depreciation and amortization                                              62,548            35,161

Changes in assets and liabilities:
   Accounts receivable                                                          (168,286)         (140,211)
   Inventories                                                                         -            22,726
   Accounts payable                                                             (330,497)           14,222
   Accrued expenses and other liabilities                                       (144,207)          (18,844)
   Other assets, net                                                              64,890            13,873
                                                                         ---------------- -----------------
Net cash used in operating activities                                         (2,319,393)       (1,034,962)
                                                                         ---------------- -----------------

Cash flows from investing activities:
   Purchase of property, plant and equipment                                     (46,001)          (42,219)
                                                                         ---------------- -----------------
   Net cash used in investing activities                                         (46,001)          (42,219)
                                                                         ---------------- -----------------

Cash flows from financing activities:
   Issuance of common stock, net of expenses                                   1,574,047         6,057,373
                                                                         ---------------- -----------------
   Net cash provided by financing activities                                   1,574,047         6,057,373
                                                                         ---------------- -----------------

Foreign exchange effect on cash                                                 (532,342)          190,286
                                                                         ---------------- -----------------
Net increase/(decrease) in cash and cash equivalents                          (1,323,689)        5,170,478
Cash and cash equivalents, beginning of period                                 5,269,757           148,789
                                                                         ---------------- -----------------
Cash and cash equivalents, end of period                                    $  3,946,068      $  5,319,267
                                                                         ================ =================

                          CATUITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2000 are not necessarily indicative of the result that may be expected for the year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10 for the year ended December 31, 1999.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on applying accounting principles generally accepted in the United States to the recognition, presentation, and disclosure of revenue in the financial statements. The Company is currently evaluating SAB 101 and has not completed its assessment of the impact of adoption. Any change in the Company's revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ending December 31, 2000.

                          CATUITY INC. AND SUBSIDIARIES

3. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2000 and 1999:


                                     THREE MONTHS ENDED                            SIX MONTHS ENDED
                                          JUNE 30                                       JUNE 30
                                 2000                  1999                   2000                   1999
                           ---------------------------------------     ------------------------------------------

Numerator:
   Net loss                   $   (139,782)          $   (665,388)         $ (1,957,297)           $ (2,132,485)
                           =======================================     ==========================================

Denominator:
   Denominator for
     basic earnings per
     share - weighted
     average shares
     outstanding
                                 6,748,869              5,675,036             6,742,300               5,440,340
                           =======================================     ==========================================

   Basic and diluted
     loss per share           $      (0.02)          $      (0.12)         $      (0.29)           $      (0.39)
                           =======================================     ==========================================




During the second quarter of 2000, a total of 310,268 options were exercised at prices ranging from $2.87 to $5.98 resulting in the Company receiving cash proceeds of $1,183,680.

                          CATUITY INC. AND SUBSIDIARIES

4. COMPREHENSIVE LOSS

Total comprehensive loss is summarized as follows:

                                     THREE MONTHS ENDED                            SIX MONTHS ENDED
                                          JUNE 30                                       JUNE 30
                                 2000                  1999                   2000                   1999
                           ---------------------------------------     ------------------------------------------


Net loss                      $   (139,782)         $   (665,388)          $ (1,957,297)         $ (2,132,485)
   Foreign currency
   translation                     (66,853)               (6,706)              (372,685)              (39,103)

                           ---------------------------------------     ------------------------------------------
Total
   comprehensive
   loss                       $   (206,635)         $   (672,094)          $ (2,329,982)         $ (2,093,382)
                           =======================================     ==========================================



5. NON RECURRING CHARGES

Non-recurring charges of $55,149 and $221,793 for the three and six months ended June 30, 2000 and $53,881 and $135,238 for the three and six months ended June 30, 1999 relate to legal, accounting, audit and financial consultants fees associated with the Company's efforts to change its domicile to the US.

                          CATUITY INC. AND SUBSIDIARIES

6. SUBSEQUENT EVENTS

SALE OF OPTION AND EARLY EXTINGUISHMENT OF DEBT

On June 30, 2000 Chip Application Technologies Limited (CAT), a wholly owned subsidiary of the Company, entered into an Option Assignment Agreement with BNP Paribas Equities (Australia) Limited (BNP) whereby CAT transferred all its rights, title and interests under the Loan Repayment and Option Agreement as amended (the "Agreement") it had entered into with Heath Group Australia Limited
(HGA) and Industrial Superannuation Administration Services Limited (ISAS) dated May 4, 1999 for the right to acquire 309,150 and 23,437 shares held respectively by HGA and ISAS in the Company. The Agreement provided the Company the right to purchase its shares owned by HGA and ISAS at $4.92 per share prior to July 19, 2000. Also on June 30, 2000 CAT signed a Mandate Letter with BNP for disposal of the shares at $8.11 per share.

The transactions were completed on July 14, 2000. In accordance with the Agreements and Mandate Letter, BNP paid CAT $1,059,672 after deducting $134,867 of fees resulting in $924,805 of net proceeds from the transaction. As a condition of the option being exercised, CAT repaid the outstanding loans due HGA of $777,530 plus a $127,446 early repayment premium.

STOCK OPTION EXERCISE

During July 2000, a total of 94,668 options to acquire shares in the Company were exercised which resulted in the Company receiving $342,274 of additional capital.

LITIGATION

On July 21, 2000 Welcome Real-Time SA filed an Application and Statement of Claim in the Federal Court of Australia claiming breach of an Australian Patent issued to Welcome Real-Time SA on July 31, 1997 and seeking a permanent injunction restraining Catuity Inc. and its subsidiaries Chip Application Technologies Limited and CiT Cards (Australia) Limited during the term of the Patent from infringing the stated Patent.

The application seeks damages, or at the Applicants option, an account of profits in respect of all infringements of the Patent and payment of the sum found due plus interest.

                          CATUITY INC. AND SUBSIDIARIES

6. SUBSEQUENT EVENTS (CONTINUED)

LITIGATION (CONTINUED)

The Company does not believe the Claim is valid and will vigorously defend its position. The Company had previously obtained legal advice on its patent position and will provide the Court with evidence that fully supports its view that the claim does not have merit.

PRO FORMA BALANCE SHEET

The following condensed, consolidated, unaudited, pro forma balance sheet as of June 30, 2000 considers the effect of the Early Extinguishment of Debt and July stock option exercise previously described as if they occurred as of June 30, 2000. The pro forma balance sheet has been prepared for comparative purposes only and is not necessarily indicative of the financial condition that may occur in the future.

                                                                     JUNE 30             JUNE 30
                                                                       2000                2000
                                                                ------------------- -------------------
                                                                     (ACTUAL)         (AS ADJUSTED)

Cash                                                                   $ 3,946,068         $ 4,328,564
Other current assets                                                       983,829             796,829
Non current assets                                                         247,244             247,244
                                                                ------------------- -------------------
    Total assets                                                       $ 5,177,141         $ 5,372,637
                                                                =================== ===================

Current liabilities                                                    $   709,250         $   709,250
Borrowings from shareholders                                               777,530                   -
Other non current liabilities                                               51,609              51,609
Stockholders' equity                                                     3,638,752           4,611,778
                                                                ------------------- -------------------
Total liabilities and stockholders' equity                             $ 5,177,141         $ 5,372,637
                                                                =================== ===================

                                  CATUITY INC.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

Catuity develops, licenses and supports customer loyalty software that enables retailers to establish and administer customer incentive and loyalty programs that are completely customizable to meet their unique needs. The Catuity system functions in both the internet (e-commerce) and in-store environments.

Catuity's U.S. based operations began in earnest in January 2000 with the hiring of its President and CEO. In the ensuing months the Company established its headquarters, hired a CFO and Vice President of Sales, and built a sales staff. During this period the focus of sales efforts centered on establishing relationships with key industry providers of point of sale terminals, credit card issuing banks, smart card manufacturers, credit card companies, and independent service providers who will act as resellers of the Company's software.

Catuity has developed excellent relationships with several of the largest companies participating in the smart card and credit card industry. These companies are providing a solid basis for sales efforts and are establishing Catuity as having significant presence and credibility in the United States market.

REVENUE

Service revenue includes revenue associated with the Company's Transcard system operating in Sydney, Australia and software modification revenue for a customer under contract in the United States. Of the $221,572 of service revenue in the second quarter $34,572 relates to the Transcard system and $187,000 from the software modification work done for a Customer in the United States. The Company's software modification activity, and the revenue it generates, is expected to increase in the second half of 2000 due to additional sales successes currently being experienced. Service revenue increases are projected to precede the onset of license revenue as the Company completes software modification work for customers and they subsequently implement and begin utilizing the software in their operations.

License revenues of $331,679 and $387,768 in the three and six months ending June 30, 1999 respectively were principally due to a one time license fee agreement with a customer in 1999 and a small licensing agreement with another customer during that period. The company has had no licensing revenue to date in 2000. Based on the timetable for implementation established by the Company's larger United States customers, significant license revenue is not expected to begin until 2001.

RESEARCH AND DEVELOPMENT AND TESTING

Research and development and testing expense consists of the costs associated with our software development team in Sydney, Australia and our implementation services staff in the U.S. For the six months ending June 30, 2000 costs increased by 26% due primarily to an increase in staff. For the three months ended June 30, 2000 these costs increased by 13% over the corresponding three month period of 1999. Costs associated with customer modification activities will generally be chargeable to the customer.

                                  CATUITY INC.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


SELLING AND RELATIONSHIP DEVELOPMENT

These costs are related to the significant increase in sales activity in the U.S. market in 2000. For the three months ended June 30, 2000 sales related costs increased by 301% to $402,277 compared to the same period in 1999. For the six months ended June 30, 2000 the increase was 333%. While sales related costs are expected to remain at these higher levels due to ongoing activities in the U.S. market, the percentage increase over 1999, should be reduced in future quarters. Expenses associated with the development of sales and promotional materials and public relations activities are included in these costs as well.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. Expenses for the three months ended June 30, 2000 were 30% below the same period in 1999 due primarily to unusually high expense levels in the second quarter of 1999 related to legal, accounting and consulting fees associated with the company's on-going efforts to become established as a United States Corporation. For the six month period ended June 30, 2000 expenses were 10% below the same period in 1999. Expenses were level between the first and second quarter of 2000 whereas they were increasing during 1999.

STOCK COMPENSATION

We account for employee stock based compensation under the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25 and have adopted the disclosure-only alternative of Statement of Financial Standards No.
123. Stock compensation charges result from a limited recourse loan to an executive and the, as yet, undetermined exercise price of stock options granted to two executives hired in 2000. The credit of $623,042 in the three months ended June 30, 2000 resulted from a decline in our stock price that occurred in conjunction with the significant declines in technical stocks on the Nasdaq market and Australian Stock Exchange in May and June of this year. In the comparable periods of 1999, technology stock prices in general, and our stock price in particular, were increasing, resulting in much higher stock compensation expense being recognized.

                                  CATUITY INC.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


NONRECURRING CHARGES

Nonrecurring charges relate to the costs associated with legal, accounting, audit and consulting fees to complete the company's change in its' domicile from Australia to the U.S. and the related one time SEC filings. In the three months ended June 30, 2000 these costs were 2% over the cost in the second quarter of 1999 when the use of professional services was increasing. For the six months ended June 30, 2000 the cost increased by 64% over the first half of 1999 due to the high level of professional services that continued into the first quarter of 2000. Professional services costs are expected to be at higher than normal levels for the remainder of 2000, but comparable to the second half of 1999.

OTHER INCOME (EXPENSE)

Interest income increased by 89% and 343% in the three and six months ending June 30, 2000 respectively. The increase in interest income is primarily attributable to earnings on the capital raised from the placement of 340,000 shares in December 1999 and the repayment of debt in July 1999. Interest expense decreased by 55% and 52% in the three and six month periods ending June 30, 2000. The decrease was principally due to the debt repayment that occurred in July 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the company had $3,946,068 in cash and cash equivalents, a decrease of $1,323,689 from December 31, 1999.

Net cash used in operating activities was $2,319,393 for the six month period ended June 30, 2000 compared with $1,034,962 for the six month period ended June 30, 1999. This increase was expected and was primarily due to expenses associated with the growth in staffing in the United States in the first six months of 2000. In addition, accounts payable and accrued expenses and other liabilities were reduced by $330,497 and $144,207 respectively in 2000.

Net cash provided by financing activities was $1,574,047 for the first six months of 2000. Of this amount, $1,183,680 was due to the exercise of 310,268 options in the second quarter. The remainder resulted from the issue of 3,636 shares and the exercise of 12,667 option shares in the first quarter of 2000.

                                  CATUITY INC.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


We believe that our existing capital resources are adequate to meet our cash requirements for the next twelve months. During July 2000, 94,668 options were exercised resulting in $342,274 of additional working capital. In addition, we expect to see an increase in revenues from our U.S. sales activities related to software modification efforts requested by our customers.

FORWARD LOOKING INFORMATION

The Management Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the expected results. All statements other than statements of historical fact made in this Form 10-Q are forward looking. In some cases, they can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this filing to conform such statements to actual results or to changes in our expectations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes from the information reported in the Company's Form 10 for the year ended December 31, 1999.

                                  CATUITY INC.





                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See notes to financial statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See notes to financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2000 Catuity Inc. held its Annual Meeting at which time the Stockholders elected Messrs. D.L. MacSmith, A.S. Dawson, D.P.F. Mount, M.V. Howe and A.L. Gilman (effective July 1, 2000) as directors of the Company for the next twelve months. .

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)    Exhibit  Description

                None

         (b)    There were no Form 8-Ks filed during the quarter ended June 2000


         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              By: /s/ Michael V. Howe
                                 -----------------------------------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer


August 21, 2000

                              By: /s/ John H. Lowry
                                 -----------------------------------------------
                                 John H. Lowry
                                 Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule