Form 10-Q
period 2000-09-30
CATUITY INC
filed 2000-11-14
CIK 1109740

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                (Mark One)

        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

        ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _______ to _______

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

                                Yes (X) No ( )

Indicate the number of shares outstanding of the each issuer's classes of stock as of the latest practical date:
Common stock outstanding - 7,155,619 shares as of October 31, 2000

                                      INDEX

                         CATUITY, INC. AND SUBSIDIARIES


                                                                                       PAGE
                                                                                        NO.
Part 1.   Financial Information

 Item  1. Financial Statements (Unaudited)

          Consolidated balance sheets - September 30, 2000 and December 31, 1999        2

          Consolidated statements of operations - Three months ended September
           30, 2000 and 1999; Nine months ended September 30, 2000 and 1999             3

          Consolidated statements of cash flows - Nine months ended
          September 30,2000 and 1999                                                    4

          Notes to consolidated financial statements - September 30, 2000               5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                          10

  Item 3. Quantitative and Qualitative Disclosure of Market Risk                       13

Part II.  Other Information                                                            14

  Item 1. Legal Proceedings                                                            14

  Item 2  Changes In Securities and Use of Proceeds                                    14

  Item 4. Submission of Matters to a Vote of Security Holders                          14

  Item 6. Exhibits and Reports on Form 8-K                                             14

Signatures

Part I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          CATUITY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30        DECEMBER 31
                                                     2000                1999
                                              ------------------- -------------------
                   ASSETS                        (UNAUDITED)
                   ------
Current Assets:
  Cash and cash equivalents                         $  3,602,370        $  5,269,757
  Accounts receivable, less allowance of
    $131,000 at September 30, 2000,
    $158,000 at December 31, 1999                        181,756             429,159
  Prepaid expenses                                        84,226              67,016
  Restricted cash                                        251,797             178,054
  Other                                                   43,394               2,519
                                              ------------------- -------------------
Total current assets                                   4,163,543           5,946,505

  Property, plant and equipment, net                     267,847             242,038
                                              ------------------- -------------------
Total assets                                        $  4,431,390        $  6,188,543
                                              =================== ===================

       LIABILITIES AND STOCKHOLDERS'
                   EQUITY
Current Liabilities:
  Accounts payable                                  $    197,487        $    560,906
  Accrued expenses                                       280,498             235,849
  Accrued compensation                                   106,689             118,054
  Trust liability                                        234,596             157,685
                                              ------------------- -------------------
Total current liabilities                                819,270           1,072,494

Borrowings from shareholders                                   -             854,230
Accrued compensation                                      48,939              20,588

Stockholders' equity:
  Common stock - $.001 par value
    Authorized - 100 million shares
    Issued and outstanding - 7,153,619 at
      September 30, 2000 and 6,729,269 at             23,437,813          21,519,333
      December 31, 1999
  Additional paid-in capital                           3,417,943           2,685,195
  Shareholder loans                                     (757,733)           (757,733)
  Foreign currency translation                          (327,673)            401,073
  Accumulated deficit                                (22,207,169)        (19,606,637)
                                              ------------------- -------------------
Total stockholders' equity                             3,563,181           4,241,231
                                              ------------------- -------------------
Total liabilities and stockholders' equity          $  4,431,390        $  6,188,543
                                              =================== ===================

See accompanying notes.

                          CATUITY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30                SEPTEMBER 30
                                       ------------------------------------------------------
                                             2000         1999          2000         1999
                                       ------------------------------------------------------
                                                (UNAUDITED)                (UNAUDITED)
 Revenues:
 License revenue                       $         -   $   116,742   $         -   $   504,510
 Service revenue                           346,061        70,767       597,839       128,454
                                       ------------------------------------------------------
 Total revenues                            346,061       187,509       597,839       632,964

 Costs and expenses:
 Research and development and              509,936       347,571       976,408       707,029
 testing
 Selling and relationship                  280,296       534,653     1,196,532       809,834
 development
 General and administrative                493,648       476,407     1,228,712     1,181,111
 General and administrative - variable
 Stock compensation                         (6,033)      323,160      (220,956)    1,493,756
                                       ------------------------------------------------------
 Total costs and expenses                1,277,847     1,681,791     3,179,539     4,191,730
                                       ------------------------------------------------------

 Operating loss                           (931,786)   (1,494,282)   (2,582,857)   (3,558,766)
                                       ------------------------------------------------------

 Other income (expense):
 Interest income                            48,013        45,419       157,694        77,386
 Interest income/(expense) -
  related party                                761       (30,178)      (46,766)     (130,679)
                                       ------------------------------------------------------
 Total other income (expense)               48,774        14,701       110,928       (53,293)
                                       ------------------------------------------------------

 Loss before taxes                        (883,012)   (1,479,581)   (2,471,929)   (3,612,059)
 Provision for Income taxes                      -             -             -
                                       ------------------------------------------------------
Loss before extraordinary
  items                                $  (883,012)  $(1,479,581)  $(2,471,929)  $(3,612,059)

 Extraordinary loss on early
 extinguishment of debt                   (127,446)                   (127,446)
                                       ------------------------------------------------------
Net Loss                               $(1,010,458)  $(1,479,581)  $(2,599,375)  $(3,612,059)
                                       ======================================================

 Net loss per share - basic and
 diluted                               $     (0.14)  $     (0.23)  $     (0.38)  $     (0.63)
                                       ------------------------------------------------------

See accompanying notes.

                          CATUITY INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                           -----------------------------
                                                               2000           1999
                                                           -----------------------------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                  $(2,600,532)   $(3,612,059)
  Adjustments used to reconcile net loss to net cash
    used in operating activities:
      Stock based compensation                                 (219,799)     1,493,756
      Depreciation and amortization                              93,276         75,687
      Extraordinary loss on extinguishment of debt              127,446              -
Changes in assets and liabilities:
  Accounts receivable                                           274,187       (394,269)
  Inventories                                                         -         15,482
  Accounts payable                                             (363,419)       274,757
  Accrued expenses and other liabilities                        127,260         55,434
  Other assets, net                                            (131,828)        13,896
                                                           -----------------------------
Net cash used in operating activities                        (2,693,409)    (2,077,316)
                                                           -----------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                     (71,557)       (82,906)
                                                           -----------------------------
  Net cash used in investing activities                         (71,557)       (82,906)
                                                           -----------------------------

Cash flows from financing activities:
   Related party borrowings                                           -        (18,581)
   Payments on borrowings                                      (854,230)      (839,201)
   Issuance of common stock, net of expenses                  1,946,222      5,924,224

  Net proceeds from sale of option                              924,805              -
  Fees paid for early extinguishment of debt                   (127,446)             -
                                                           -----------------------------
  Net cash provided by financing activities                   1,889,351      5,066,442


Foreign exchange effect on cash                                (791,772)       (18,220)
                                                           -----------------------------
Net increase/(decrease) in cash and cash equivalents         (1,667,387)     2,888,000
Cash and cash equivalents, beginning of period                5,269,757        148,789
                                                           -----------------------------
Cash and cash equivalents, end of period                    $ 3,602,370    $ 3,036,789
                                                           =============================

                          CATUITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2000 are not necessarily indicative of the result that may be expected for the year ended December 31, 2000.

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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on applying accounting principles generally accepted in the United States to the recognition, presentation, and disclosure of revenue in the financial statements. The Company does not believe that the effect of adoption will have a material impact on its financial statements.

                          CATUITY INC. AND SUBSIDIARIES

3. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2000 and 1999:

                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                SEPTEMBER 30                         SEPTEMBER 30
                           2000              1999              2000               1999
                      ---------------   ---------------   ----------------   ----------------
Numerator:
  Net loss            $ (1,010,458)     $  (1,479,581)     $ (2,599,375)       $ (3,612,059)
                      ===============   ===============   ================   ================

Denominator:
  Denominator for
    basic earnings
    per share -
    weighted
    average shares
    outstanding          7,125,055          6,390,905         6,870,816           5,760,677
                      ===============   ===============   ================   ================

  Basic and
    diluted loss
    per share               $(0.14)            $(0.23)           $(0.38)             $(0.63)
                      ===============   ===============   ================   ================




During the third quarter of 2000, a total of 97,779 options were exercised at prices ranging from $1.73 to $5.47 resulting in the Company receiving cash proceeds of $348,399.

                         CATUITY INC. AND SUBSIDIARIES

4. COMPREHENSIVE LOSS

Total comprehensive loss is summarized as follows:

                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                SEPTEMBER 30                         SEPTEMBER 30
                           2000              1999              2000               1999
                      --------------- - ---------------   ---------------- - ----------------

Net loss               $(1,010,458)      $(1,479,581)       $(2,599,375)      $(3,612,059)
  Foreign currency
  translation             (356,062)           50,747           (728,746)          (13,084)

                      ---------------   ---------------   ----------------   ----------------
Total
comprehensive loss     $(1,366,520)     $(1,428,834)        $(3,328,121)      $(3,625,143)
                      ===============   ===============   ================   ================

                         CATUITY INC. AND SUBSIDIARIES

5. SALE OF OPTION RIGHT AND EARLY EXTINGUISHMENT OF DEBT

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

The transactions were completed on July 14, 2000. In accordance with the Agreements and Mandate Letter, BNP paid CAT $1,059,672 after deducting $134,867 of fees resulting in $924,805 of net proceeds from the transaction. As a condition of the option being exercised, CAT repaid the outstanding loans due HGA of $777,530 plus $127,446 for early repayment.

6. LEGAL PROCEEDINGS

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

The Company does not believe the Claim is valid and will vigorously defend its position. The Company had previously obtained advice on its patent position and will provide the Court with evidence that fully supports its view that the claim does not have merit. The Company does not believe this action will have a material effect on the Company in the future.

7. VARIABLE STOCK COMPENSATION

The Company recorded a correcting entry of $368,379 to reduce its variable stock compensation expense for the nine month period ended September 30, 2000. The adjustment was necessary due to $368,379 of excess expense that was recorded in the three month period ended June 30, 2000.

8. SUBSEQUENT EVENTS

On November 8, 2000 the Company received written approval from Nasdaq that its application for listing was complete and it could begin trading on the Small Cap Market. The Company anticipates that trading in its stock on Nasdaq will begin on November 16, 2000.

                                  CATUITY INC.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

Catuity develops, licenses and supports customer loyalty software that enables retailers and card issuing banks to establish and administer customer incentive and loyalty programs that are completely customizable to meet their unique needs. The Catuity system functions in both the internet (e-commerce) and in-store environments.

Catuity's U.S. based operations began in earnest in January 2000 with the hiring of its President and CEO. In the ensuing months the Company established its headquarters, hired the CFO and Vice President of Sales, and built a sales staff. During this period the focus of sales efforts centered on establishing relationships with key industry providers of point of sale terminals, card issuing banks, smart card manufacturers, credit card companies, and independent service providers who will act as resellers of the Company's software.

SALES ACTIVITY

In the third quarter, the Company signed a joint marketing agreement with GemPlus, the world's largest manufacturer of smart cards. The GemPlus agreement allows GemPlus to place Catuity's applet on their smart card as a value add to retailers and card issuing banks who purchase their cards. The two companies agreed to cross train each other's sales force and GemPlus will present Catuity as their preferred loyalty provider in the United States.

In the fourth quarter the Company also signed an agreement with APN Digital Pty Limited, a large media company in Australia, to establish a company, Rewards4U, to exclusively market Catuity's loyalty in Australia and New Zealand. The Company has also signed an agreement with Verifone, the largest manufacturer of point of sale (POS) terminals in the United States, to have Catuity's software preloaded on its newest series of POS devices. This will provide merchants who use Verifone's terminals with an opportunity to easily begin offering loyalty programs to their customers.

REVENUE

In June of 2000 the Company, under a non-disclosure agreement, signed a significant contract with Visa USA to provide the loyalty software for its new smart card product. In September, Visa launched the card in conjunction with the Olympics as part of a $30,000,000 advertising and marketing campaign. The product is called Smart Visa, and represents Visa's entry into the smart card market in the United States. The Visa smart card has a 32K computer chip imbedded in it with security, access, payment, and loyalty functionality available for Visa's issuing banks to use. While not an exclusive agreement, Catuity is the only supplier of loyalty software that Visa is allowing on their smart card. Catuity is in discussions or contract negotiations with a number of Visa issuing banks to provide the Company's software on each bank's smart card if/when each bank decides to launch its own card under the Visa smart card name. While the sales, contract negotiation, and implementation time-line can be quite lengthy, the Company expects revenue from Visa smart card issuing banks to begin to grow as the year 2001 progresses. During the quarter ending September 30, 2000, service revenue was primarily related to the Visa project.

The Company has recorded no license revenue in 2000 and does not anticipate doing so in the fourth quarter. The license revenues recorded in 1999 were principally due to a one time license fee agreement with one customer and a small licensing agreement with another customer in Australia. With the completion of the software development work under the Visa contract, the Company expects service revenue will temporarily decline from third quarter 2000 levels. The Company expects service revenue to begin to increase again as it enters 2001 and that license revenue will begin to grow during 2001. The Company expects revenue to increase during 2001 and believes it will end the year 2001 with revenue in the $6,000,000 to $8,000,000 range. With revenue in this range, the Company would expect to achieve breakeven operations at some point during the fourth quarter of 2001.

                                  CATUITY INC.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

RESEARCH AND DEVELOPMENT AND TESTING

Research and development and testing expenses consist of the costs associated with the Company's software development personnel in Sydney, Australia and the Company's implementation services staff in the U.S. For the three months ending September 30, 2000 costs increased by 47% due primarily to one time costs associated with the Visa Contract. For the nine months ended September 30, 2000 these costs increased by 38% over the corresponding nine month period of 1999. The increase was primarily related to the Visa Contract.

SELLING AND RELATIONSHIP DEVELOPMENT

In 2000, these costs are principally related to the sales and marketing activities of Catuity employees in the United States. During 1999, selling costs resulted principally from the use of outside contractors in the U.S. and the salary and travel related costs of sales personnel from Australia. For the three months ended September 30, 2000 sales related costs were 48% less than the same period in 1999 principally due to the significant use of an outside consultant during the third quarter of 1999. In addition to compensation and travel related expenses, sales materials, promotional materials and public relations activities are also included in these costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist of payroll and related expenses for executive, financial and administrative personnel, professional fees and other general corporate expenses. Expenses for the three months ended September 30, 2000 were 4% above the same period in 1999. In both periods the Company incurred higher professional fee expense than is expected due to normal operating activity. In 1999 the professional fees related to becoming established as a U.S. corporation, while in 2000 they pertained to becoming a publicly traded company in the U.S. For the nine month period ended September 30, 2000 G & A expenses were also 4% above the same period in 1999 for similar reasons.

                                  CATUITY INC.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

GENERAL AND ADMINISTRATIVE - VARIABLE STOCK COMPENSATION

The Company accounts for employee stock based compensation under the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25 and has adopted the disclosure-only alternative of Statement of Financial Standards No. 123. Stock compensation charges result from stock issued under a limited recourse loan to an executive and the, as yet, undetermined exercise price of stock options granted to two executives hired in 2000. A credit of $6,033 was recorded for the three months period ended September 30, 2000 based on the Company's stock price being approximately the same at June 30, 2000 and September 30, 2000.

OTHER INCOME (EXPENSE)

Interest income increased by 6% and 104% in the three and nine months ending September 30, 2000 respectively. The increase in interest income is primarily attributable to slightly higher interest rates, the repayment of debt in July 1999, and capital raised in December 1999 from the issuance of stock that increased cash balances in 2000 over the comparable period in 1999. Interest expense was eliminated in July 2000 with the repayment of all of the Company's long term debt.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the company had $3,602,370 in cash and cash equivalents, a decrease of $1,667,387 from December 31, 1999.

Net cash used in operating activities was $2,693,409 for the nine month period ended September 30, 2000 compared with $2,077,316 for the nine month period ended September 30, 1999. This increase was expected and was primarily due to expenses associated with the growth in United States operations in the first nine months of 2000.

In July 2000 the Company completed an option assignment agreement whereby the Company transferred its rights under the Loan Repayment and Option Agreement it had entered into with Heath Group Australia. As a result of the agreement, the Company repaid all of its outstanding long term debt from the proceeds raised from the option assignment agreement.

During the third quarter of 2000, a total of 97,779 options were exercised resulting in the Company receiving cash proceeds of $348,399.

During the first nine months of 2000 the Australian dollar has weakened against the U.S. dollar. This has resulted in a year to date foreign currency loss of approximately $730,000.

                                  CATUITY INC.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


The Company believes that its existing capital resources are adequate to meet its cash requirements for the next twelve months.

FORWARD LOOKING INFORMATION

The Management Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the expected results. All statements other than statements of historical fact made in this Form 10-Q are forward looking. In some cases, they can be identified by terminology such as "may," "will," "should," "expect," " plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

During the first nine months of 2000, the Australian dollar has weakened against the U.S. dollar. This has had a negative affect on the value of cash balances held in Australia and has resulted in approximately a $730,000 year to date foreign currency loss.

                                  CATUITY INC.



                            PART II OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

See footnote 6.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

See notes to financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         (a)   Exhibit       Description

               None

         (b)   There were no Form 8-Ks filed during the quarter ended
               September 2000

                                  CATUITY INC.



         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      By:  /s/ Michael V. Howe
                           ----------------------------------------------------
                           Michael V. Howe
                           President and Chief Executive Officer


                      By:  /s/ John H. Lowry
                           ----------------------------------------------------
                           John H. Lowry
                           Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule
    99.1                      Audit Committee Charter