Form 10-K
period 2000-12-31
CATUITY INC
filed 2001-04-02
CIK 1109740

================================================================================
                                      2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

                                   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------
                        Commission File Number 000-30045

                                 ---------------

                                  CATUITY INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

                DELAWARE                                 38-3518829
    (State or other jurisdiction of          (I.R.S. Employer Identification No)
     incorporation or organization)

2711 E. JEFFERSON AVE. DETROIT MICHIGAN                     48207
(Address of principal executive offices)                 (Zip code)


                                 (313-567-4348)
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE     NASDAQ SMALL CAP MARKET
                                            AUSTRALIAN STOCK EXCHANGE
                            ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 15, 2001, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $26,189,306 based on the last sale price as reported on the Nasdaq Small Cap Market. As of March 15, 2001 there were 7,869,619 shares of the Registrant's common stock outstanding, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates the information required by Items 11, 12, and 13 by reference to its proxy statement to be furnished to shareholders for its Annual Meeting of Shareholders to be held in May 2001.

FORWARD LOOKING INFORMATION

This report contains statements (including certain projections and business trends) accompanied by such phrases as "believes," "estimates," "expect(s)," "could," "likely," "anticipates," "will," "intends" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Catuity provides application software that allows merchants and payment card issuing banks to establish and administer customer incentive and loyalty programs, integrated to the payment system. Our software is targeted to a broad range of sellers of goods and services -- including payment card issuers and merchants. Our software is especially useful for merchants who sell both through store locations and over the Internet.

Our software supports the establishment and administration of a variety of customer incentive and loyalty programs. Using our software, the merchant may reward its customers with valuable benefits, hoping to attract and retain customers and to encourage increased purchases. Due to the flexibility of our software, reward programs may be easily established, targeted and changed. In addition, the merchant may select from a wide variety of reward options. Our software directly connects the merchant and its customer so that the customer recognizes the merchant as the provider of the reward.

Our technology was created and tested in Australia by a company named Chip Application Technologies Limited, or CAT, which is now our wholly owned subsidiary. Initial trials of a product that incorporated our technology commenced in 1995. CAT was listed on the Australian Stock Exchange from July 1997 through November 1999, the date that it became a subsidiary. We were incorporated in Delaware as Catuity Inc. in June 1999 as part of our strategy to launch our product in the U.S. market through our U.S. based relationship partners. Catuity's shares have been listed on the Australian Stock Exchange since November 1999. Catuity has been listed on the Nasdaq Small Cap Market, under the trading symbol "CTTY" since December 1, 2000. All references to our company in this registration statement refer to Catuity Inc., including our subsidiaries, unless noted otherwise.

INDUSTRY BACKGROUND

     CUSTOMER INCENTIVE AND LOYALTY PROGRAMS

Customer incentive and loyalty programs traditionally are used by merchants and card issuing banks to attract and retain customers and to encourage purchases. Examples of typical customer incentive and loyalty programs are:

-  paper coupons;

-  airline frequent flyer programs;

- supermarket clubs that provide discounts and other special offers at the checkstand to members;

- programs of online merchants that reward customers with cash rebates, airline mileage and other benefits.

Customer incentive and loyalty programs at retail stores frequently are tied to presenting a coupon, holding a membership card or providing a personal identification number or customer registration. In the online world, rewards frequently are tied to an account number or credit card. Loyalty programs generally use either magnetic stripe cards, smart cards or simple paper or plastic card identification and data recording systems. Few programs can operate across a range of different identification and data recording systems.

There are few programs that offer multiple reward options or that work both for retail stores and for the Internet environment interactively. Many programs are linked to a particular payment card but few can provide multiple programs, such as a short term incentive program and a long term loyalty program, based on a single transaction. Many programs require paper statements and redemption forms, and few provide instant rewards based on particular patterns of transactions. Additionally, many existing programs operate on hardware provided by only one supplier or rewards from only one source. Few loyalty programs are integrated to the payment system on a real time basis and few provide a combination of payment and loyalty options using the same card. The consumer user of payment cards receives many competing offers from card issuers. Few of these offers provide a benefit value proposition to the consumer, as distinct from a purely price value proposition.

The card associations, issuing banks and others are seeking ways to reduce fraud, increase security and offer their customers more. Many merchants and payment card issuers recognize it is much cheaper to retain an existing customer than to obtain new customers and that loyalty and other programs, such as Internet security, offer their customers benefits that can be implemented through the adoption of smart cards. Smart card costs have recently reduced significantly which has made the business case for introduction of smart card more attractive.

     THE MARKET OPPORTUNITY

We believe that many merchants and card issuers have found it difficult and cost inefficient to create and administer customer incentive and loyalty programs. As a result, we believe that many merchants and card issuers have:

   - either avoided or introduced very simple, single-reward customer incentive and loyalty programs

   - developed or had developed for them customized solutions that are expensive to develop and maintain or

   - participated as one of many companies in customer incentive and loyalty programs created and controlled by the sponsoring company. In these cases, the rewards may not easily be recognized as having been provided by the merchant or the card issuer and the programs do not typically offer the option of using the merchant's own goods and services as rewards.

We believe that there is significant opportunity for a flexible and easy to use software tool that permits a merchant or a card issuer to create, target and easily change customer incentive and loyalty programs. The ideal software tool is controlled entirely by that merchant or card issuer; can apply to purchases using any payment system at retail stores, over the Internet or interactively over both; can use the merchant's own goods and services as rewards; can provide instant rewards; and accommodates all payment methods. There is also a significant opportunity in providing merchants the tools to operate customer incentive and loyalty programs cooperatively with other complementary merchants, allowing the merchant to provide cross selling programs that share customers.

There is also a significant opportunity for card issuers to use loyalty and incentive programs to differentiate their payment card from other payment cards by providing loyalty benefits specifically attributed to use of their card. Card issuers can offer their customers a value proposition as distinct from simply offering another price proposition. The introduction of smart cards is now being supported by the card associations in the U.S. and their member banks are starting to consider the change from existing magnetic stripe cards to smart cards.

THE MARKET, OUR RELATIONSHIPS AND CUSTOMERS

We believe that loyalty programs will be seamlessly integrated into the payment system. Loyalty is intrinsically linked to a sale and use of one of the range of payment methods. Card issuers, who earn fees from use of their cards, want the consumer to select their card for the payment and the merchant wants as many sales as possible. Customer loyalty and incentive programs aim to increase sales for the merchant and increase use of a particular card. These two groups, the card issuers and merchants, are our target market.

In order for these customers to utilize loyalty/payment software, it is necessary for Catuity to create relationships with the payment system infrastructure providers. It is the payment system infrastructure that will operate the loyalty programs for the card issuers and the merchants. These providers are:

      |X| Card associations and their member banks who determine the technical standards for payments (and any other applications including loyalty, that are integrated with payments);

      |X| Suppliers of cards, terminals, software and system integration that links all systems to the hardware components;

      |X| Transaction processing and sales organizations that process the transactions and service the merchant payment systems for the banks.

We believe the U.S. market will lead the world in integrating loyalty with payment systems, because the payment system infrastructure providers are predominantly based and managed in the United States. Functionally, a payment card needs to work the same in New York as it does in London, Sydney or Shanghai and loyalty programs operating with these payments cards must do the same. As organizations in the U.S. set the standards and dominate the payment system, they will set the standards and manage the integration of loyalty systems.

It has been our objective in 2000 to gain the widest possible support and market alliance coverage from these organizations since they will determine the standards and manage the loyalty environment. Many of these organizations have become alliance partners and resellers of our product.

     CARD ASSOCIATIONS AND MEMBER BANKS

According to CardData, there are over 275 million credit and debit / ATM cards issued by the top 10 U.S. bank issuers, accounting for over 75 percent of all such cards issued. Other research points to even greater numbers of cards issued. Industry figures indicate that over 500 million payment cards have been issued in the United States alone, with more than 1.5 billion payment cards worldwide.

     TOP PAYMENT CARD ISSUERS IN U.S.

         Bank One Corp/First USA Bank                Citibank
         Discover                                    MBNA
         American Express Corp                       Capital One Financial Corp
         Bank of America                             Chase Manhattan Corp
         Providian Financial Corp                    FleetBoston Financial Corp

Visa and Mastercard are the two dominant card associations and 8 of the above payment card issuers issue cards under either the Visa or Mastercard name. We have created a strong relationship with Visa USA, the dominant region within the Visa worldwide organization. We are providing long-term planning and strategic thinking to Visa in the loyalty area as they move to capture the U.S. market for smart cards. It is our belief that using an integrated loyalty software application with payment will be the key differentiator of these smart cards accelerating growth and offering banks and merchants a true competitive advantage in gaining more loyal customers. During 2000, Catuity participated with seven other organizations in the development of the guidelines for the integration of smart Visa payment systems with loyalty and in May 2000, these guidelines were published. In June 2000, we signed a significant agreement with Visa USA to provide loyalty programs for the smart Visa card product released by Visa USA in September 2000. To date, Catuity is the only certified supplier of loyalty programs for this Visa initiative.

As part of the smart Visa initiative, we recently signed a contract with Fleet Credit Card Services, a division of FleetBoston Financial Corp., for the use of our system on their new "Fusion" credit card. Fleet began issuing cards in October 2000. Fleet is the first Visa member bank to begin issuing the smart Visa product and is just one of the many bankcard issuers introduced to Catuity by Visa. We are in discussions with several other Visa member banks. These banks represent the major merchant transaction acquirers and card issuers in the United States and we are confident the Visa member banks will be moving forward with the smart Visa program including the Catuity loyalty platform.

Visa has given smart cards a high priority in the U.S., backed by growing investment to heighten smart card awareness and develop smart chip products for use by their member banks. As the smart card market grows in the U.S., it is critical to place cards in consumers' hands, with Visa and its card-issuing banks leading the way. Catuity is working to help create the standards that will allow all payment cards to be as easily accepted as combined loyalty / payment cards. This breakthrough achievement is expected to solve one of the key merchant issues in considering new point of sale systems relating to smart card acceptance, and Catuity is positioned to capitalize on this opportunity.

In addition to the Visa USA agreement we have agreements with Visa
International.

     CARD AND TERMINAL SUPPLIERS

Suppliers to U.S. merchants have become very optimistic about the growth in the U.S. smart card market. The leading industry associations of suppliers suggest that the total U.S. market for multi-application smart cards could reach ten million cards in 2001, 35 million cards in 2002 and 100 million cards in 2003. There are over 500 million magnetic stripe payment cards in circulation in the U.S. today.

During the year we signed a marketing agreement for the United States market with GemPlus, the world's largest supplier of smart cards, and commenced working with Oberthur, the world's largest supplier of magnetic stripe cards and another major smart card supplier. We also have working agreements with Schlumberger and Geisecke and Devrient for smart cards. These companies represent the leading suppliers of magnetic stripe and smart cards in the world. It is now possible for card issuers to select a range of cards from a range of suppliers.

The U.S. terminal market is also changing as merchants demand increased functionality in point-of-sale (POS) transaction devices and as transaction volume increases in stores, on the Internet and through personal wireless transaction devices.

                  TOP POINT-OF-SALE TERMINAL PROVIDERS

         VeriFone                           Ingenico
         Hypercom                           IVI Checkmate
         @POS.com                           Lipman
         Schlumberger                       Linkpoint

In September 2000, we entered into a technology cooperation agreement with VeriFone, the world's largest supplier of secure payment devices and a subsidiary of Hewlett Packard. This agreement has now been extended to a marketing agreement allowing VeriFone to market the Catuity loyalty platform with their new range of Omni multi-application terminals. We also work with Ingenico, Hypercom and Schlumberger, and, have or are currently integrating our software to devices supplied by these manufacturers. We will, therefore, have our software integrated with payment devices from the three largest terminal suppliers in the world. Again, this gives merchants a choice of terminal device and supplier.

In the area of smart card operating systems we primarily use the Java operating platform, although our software can also work with Multos, Windows for Cards and some other proprietary systems. To date, only the Java application has been required by our customers.

We have cooperative relationships with hardware and software suppliers under which we receive technical information and development systems in support of our development efforts to deploy our software on their hardware and software platforms. Such relationships exist with Sun Microsystems, Gemplus, Oracle, Verifone, Oberthur, Ingenico, Schlumberger, Maosco and Geisecke and Devrient.

     TRANSACTION PROCESSING AND SALES ORGANIZATIONS

Transactions conducted at merchants are acquired by transaction processing organizations and the arrangements with the merchants are established by sales organizations active on behalf of the banks. Sometimes these functions are performed by the same organization. It is necessary to install our software in the transaction processing centers and to enter into marketing agreements with the independent sales organizations (ISOs), who become an important marketing channel between the processors the merchants. The following companies process in excess of 20 billion transactions annually.

BANK CARD PROCESSORS                MERCHANT ACQUIRERS                          ISOS
--------------------                ------------------                          ----
First Data Corporation              Chase Merchant Services            Cardservice International
National Processing Corp            National Processing Corp           ACS Merchant Services
Nova Information Services           Paymentech                         Superior BancCard
Global Payments                     Nova Information Services          P.O.S. Card Systems
Bank of America                     B of A Merchant Services           Netcom Data Southern Corp
Midwest Payment Systems             Midwest Payment Systems            creditCards.com
U.S. Bancorp                        Concord/EFS                        Electronic Merchant Systems
First of Omaha                      Unified Merchants                  First American Payment
EFS National                        Wells Fargo                        Automated Merchant Systems
Lynk Systems                        U.S. Bancorp                       Electronic Exchange Systems

We are focused on this market and have installed our system at First Data Corporation (FDC). FDC is the largest transaction processor in North America with 2 million merchants. Negotiations related to marketing and other matters with FDC are continuing.

In March 2001, we concluded a non-exclusive joint product development and marketing agreement with Lynk Systems, Inc. for the use of the Catuity Magnetic Stripe Loyalty System. Lynk services over 75,000 merchants and 12,000 ATM locations nationwide and processes 30 million transactions per month, which includes credit, debit, check, ATM, and e-commerce. Lynk Systems has been named one of the fastest growing companies in the U.S. by both Deloitte & Touche and Inc. Magazine.

We have signed a license agreement for our smart card product with Global Consumer Technologies, (www.lifestylecanada.com) a Canadian-based integrator of smart card solutions enhancing merchant sales and consumer convenience both online and in-store. The company has launched North America's first commercial combination of smart credit/debit and loyalty card technology for small and medium sized merchants and consumer markets. Lifestyle Canada is a subsidiary of Global Consumer Technologies, Inc. The agreement provides for Catuity to receive installation fees, transaction fees and maintenance fees.

We are looking at opportunities in the U.K. and in Asia/Australia/New Zealand that currently meet our criterion. We have entered into exclusive arrangements with Rewards4U.net in the Australian and New Zealand markets for five years, conditional upon them obtaining a contract with a card issuer or merchant that would provide more than one million consumer users in three years. Rewards4U would then become a joint venture company owned equally by Catuity and APN News and Media, one of Australia's largest media groups.

We have also signed agreements with CardPlus and DataPro, two smaller processors to license our software.

INTERNATIONAL MARKETS

We are primarily focusing on the North America market because of the market size, the growth opportunity for smart cards and the important role U.S. companies play in the development of payment systems. We are, however, evaluating and responding to inquiries from other world markets. With the exception of Canada, which can be supported from our U.S. offices, our evaluation requirements are that the opportunity must provide critical mass, have the short term prospect of becoming a profitable self-funding business, must involve market-leading companies and the resources required from Catuity must be limited.

STRATEGY

Our strategy is to focus on helping the merchants and card issuers create customer incentive and loyalty programs that they can control, easily customize and use on different platforms. We support the merchant's desire to acquire new customers and to retain existing customers. Our objective is to provide a solution that:

   - provides an easy entry, low cost, powerful marketing solution for the merchants and card issuers;

   - supports customer incentive and loyalty programs whether the customer purchases at a retail store location or over the Internet; and whether existing magnetic stripe card Technology or the future smart card technology is used

   - provides the merchant with timely data collection, analysis and customer information, and provides the cardholder easily accessible and timely program information and reports.

   - fulfills the Any 6 TM objective of any program on any card in any terminal using any payment method anytime anywhere.

We aim to sell our product through value added resellers (VARs) such as card and terminal providers, integrators, ISO's and transaction processors, and directly through our own sales force. Some VARs integrate or bundle our product with their products, such as an e-commerce product or a payment product. Certain VARs install our product in their facilities and offer merchants services that include the functionality provided by our product. By selling through VARs, we seek to obtain wide and deep market coverage of our business customers and obtain access to existing VAR customers.

We also sell our product directly through our own sales force. In certain cases, we use the services offered by the VARs to support the sale. We also use our own sales force to support and train the VAR sales teams. This multi-channel distribution strategy provides us with the greatest potential for industry-wide product acceptance.


COMPETITION

 Our product faces competition at two levels. First, we compete with companies that provide software for customer incentive and loyalty programs for retail store locations and/or Internet merchants. Second, our resellers who provide services to merchants, compete with providers of incentive and loyalty programs to merchants. We believe that the principal factors upon which we and our resellers compete in the marketplace include:

   -     product functionality;

   -     product compatibility;

   -     price;

   -     service and training;

   -     reputation and financial strength; and

   -     ability to provide other products and services.

Certain suppliers to retail stores of point of purchase terminals and card and host systems offer software that is useful for incentive and loyalty programs. Software providers for e-commerce, are also potential competitors.

Competitors to the services provided by our resellers to retail stores include the operators of the airline frequent flyer programs as well as marketing and ad agencies operating traditional incentive and loyalty programs. Competitors to the services provided by our resellers to on-line merchants are those that provide frequent flyer points, targeted on-line incentive programs, sweepstakes, cash back for credit card transactions, personalized coupons, and customer profiled targeted marketing programs.

We expect competition to increase as companies expand their offerings of customer incentive and loyalty programs and provide software for retail stores and the Internet. Our ability to compete depends upon many factors, including:

     -  our ability to successfully market our product's features;

     -  the sales and marketing efforts by us and our competitors;

     - the effectiveness of our solution relative to the product offerings of our competitors;

     - our ability to continually expand the credibility of our product in the marketplace;

     -  our ability to sell to target merchants and card issuers;

     - our ability to continue to attract and retain VARs who will sell our product; and

     - the timeliness of our product enhancements from our product development efforts.

Catuity believes that it's product design and functionality has allowed us to compete very effectively in the marketplace. We are not aware of any alternative supplier having won any major loyalty/payment contract with any payment system infrastructure provider, card issuer or merchant in the United States.

Our application software has a number of strong competitive advantages that provide market leadership:

         |X|  Diversity, flexibility and functionality of programs

         |X| Operating with existing magnetic stripe or smart cards offering seamless technology transition

         |X|  Operates in-store and on the Internet interactively

         |X| Integration with the payment system and a wide range of cards and terminals from the world's largest suppliers

         |X|  Scalability and control, tracking and reporting systems

         |X|  Ease of use.

A significant competitive advantage is the strength and breadth of our relationships with the payment infrastructure providers. We have aligned with organizations like Visa USA, VeriFone, GemPlus and others, who are the largest providers in their respective fields.

We have positioned our business as a provider of application software, which means we do not necessarily compete with loyalty program operators, such as Netcentives, Frequency Marketing and others. We also do not provide the traditional Customer Relationship Management (CRM) type of service. We regard loyalty program operators and the CRM companies as potential partners and customers for our product. Catuity's focus is on real time redemption.

OUR PRODUCT

We provide software tools to establish and administer customer loyalty and incentive programs, whether the customer's purchases occur at a retail store location or over the Internet. Our product may be used by a wide variety of businesses, including retail stores, Internet merchants, banks and financial institutions, credit card issuers, sporting and entertainment venues, public transport providers and membership organizations. Our software provides a single solution for the creation and administration of customer incentive and loyalty programs that span retail store and Internet sales for those merchants who operate in both arenas. This single solution also helps the merchant establish programs that encourage loyalty of customers who shop both at retail stores and over the Internet.

The combination of incentives and loyalty programs incorporated into our solution offers a powerful customer acquisition and customer retention solution for merchants. Incentives are used as short-term, tactical marketing programs to win new customers and loyalty programs are used as long-term, strategic marketing programs to retain customers. These programs and rewards, operating simultaneously, can provide merchants (and others such as payment card issuers and product suppliers) an important marketing tool.

Customer incentive and loyalty programs created with our software are entirely controlled by the merchant. Our product provides a software solution that is easy to use and is flexible. The merchant can reward its customers in ways that permit the customer to easily recognize the merchant as the provider of the reward. Merchants can either operate the programs or use one of our value added resellers on an out-sourced basis, but still retain control of the programs themselves. In addition, merchants can establish programs with other complementary merchants that create incentives for one merchant's customers to purchase goods from the other merchant. Rewards may be provided in the merchant's own goods and services, or through rewards provided by third parties. The merchant can select from a variety of program and reward options.

Our solution is not dependent upon one type of customer identification or method of verification. Customers can use existing cards or a membership number with a personal identification number, or PIN, and programs can operate with various payment methods. Customers and merchants can receive on-line reporting and information services via the Internet.

Our product is a fully developed and tested software tool that provides a merchant and card issuer the infrastructure to establish and administer customer incentive and loyalty programs, integrated with the payment system. Our product's features include:

    - multiple customized reward options to meet the needs of a wide range of merchants and issuers;

    -    the ability to provide programs that offer instant or delayed rewards;

    - the ability of the merchant to provide its own goods and services as rewards or use third party goods and services as rewards;

    - the ability of multiple merchants or issuers to determine eligibility for rewards based on purchases from one or multiple merchants or using particular cards and the ability to pool points;

    -    an easy to operate, complete, off-the-shelf solution;

    -    applicability for sales through retail stores and for purchases online;

    - capacity to operate on existing magnetic stripe cards or the future smart cards with a clear transition path between these technologies

    - on-demand data collection, analysis, customer profiling and behavioral reporting;

    -    capacity to change or add incentive and loyalty programs overnight;

    -    support of a broad range of payment methods;

    -    scalability to support and upgrade to larger systems;

    -    the choice of online or offline processing operations;

    -    a completely paperless operation;

    -    security and monitoring systems; and

    -    support of multi-lingual operations.

Our product permits the merchant or issuer to offer a broad range of reward eligibility, including rewards that are:

    - triggered by reaching preset spending levels or conducting specified activities based on the value or the frequency of the activities;

    -    based upon short or long term activity;

    - triggered by conducting specified activities at one or a range of merchants or on a particular card;

    -    tiered based upon one or a range of activities or activity levels;

    -    increased based on achieving certain activity levels;


The types of rewards that the merchant or issuer may choose to offer the customer include:

    - fixed or percentage discounts on the immediate transaction or on the next transaction;

    - rewards comprising goods and services provided by the merchant or by a complementary merchant or the issuer or over the Internet; and

    -    multiple rewards such as:

    - simultaneously offering an immediate incentive for the next purchase and a long term loyalty program incentive for repeat purchases;

    - simultaneously offering participation in a local retail store incentive program, a national chain loyalty program and a complementary merchant's Internet program; or

    - simultaneously offering participation in different programs offered by a merchant, a payment card issuer and a product supplier based on the same activity.

In addition to our target market of customer incentive and loyalty programs, our product also is designed to support other complimentary applications. For example, our product supports ticketing , entertainment and sporting venues; issuing and tracking memberships in an organization; and controlling access to facilities.

PRODUCT DEVELOPMENT

During 2000, Catuity continued to enhance the functionality of our product on many fronts.

Early in the year we completed the changes necessary to support online magnetic stripe card based transactions as an alternative to chip or smart cards. The Point-of-Sale (POS) component of our software was enhanced to allow POS terminals to accept either chip-based cards for offline loyalty processing or magnetic stripe cards for online loyalty transaction processing. This enhancement allows card issuers and merchants to choose either a magnetic stripe based solution or a smart card or a combination of both.

This development allows our product to be installed without the need to wait for existing terminal infrastructure to be upgraded to smart card capability and it provides merchants and card issuers a solution for the transition from magnetic stripe to smart card technology.

For the last two years we have worked closely with Visa's technical teams. We were part of the Visa working group that established the guidelines for the seamless integration of Visa payment systems with loyalty, which resulted in the release by Visa in May 2000 of "Smart Loyalty - A Loyalty-Payment Integration Guide."

Our relationship with Visa USA resulted with our technical team assisting Visa in the development and promotion of the "smart Visa" initiative. This initiative incorporates four standard applications on a single smart card. The applications are: smart Visa debit/credit, smart Visa access, and smart Visa loyalty. Catuity provided the smart loyalty component of the initiative.

The smart loyalty product offering combines traditional credit card, issuer-based loyalty point programs with features only available with smart cards. With smart Visa, loyalty points can be awarded to cardholders using their Visa credit card (magnetic stripe or smart based) for payment. This account number is also stored in the issuer's Catuity system database. Cardholders can log into the issuer's web site and view their current point balances. Points can be "downloaded" onto their smart card and "spent" as value at the issuer's web site or a participating merchant web site or directly at the retail store. In addition to the issuer based points program, smart loyalty offers merchants the ability to run their own specific loyalty and incentive programs at the time of purchase, regardless of the payment method.

The smart Visa project involved customizing our "Open Platform" smart card applet to suit Visa's requirements and developing the necessary interfaces to card initialization service bureaus, the Visa payment system and the development of the web and POS based points download and spend modules.

This project was completed successfully in July, culminating in a number of training sessions in the U.S. given to Visa USA staff members and other third parties on the functionality and operation of the Catuity system. As a result of Visa's marketing of the smart Visa initiative, we immediately began work on specific customizations required for the first participating card issuers. These customizations involved minor changes to the system interfaces and to the "look-and-feel" of the web-based applications. These customizations have been completed and the first issuer has been issuing cards to its target market since last October with the smart loyalty application developed by Catuity.

During the year, we increased the diversity of terminals supported by our product by porting our software to the VeriFone Omni 3000 line of POS terminals. This is the latest range of terminals from VeriFone, the world leader in supply of secure POS payment devices. The Omni 3000 range is being specifically targeted as the preferred platform for smart loyalty support in the in-store retail market. The VeriFone Omni 3000 range now compliments our existing supported terminal range from Intellect and Schlumberger.

Toward the end of the year we began work on our most comprehensive release of the system to date. Known as Release 8, the release included a number of notable enhancements. Namely:

         |X|  full support for Microsoft Windows 2000

         |X| full support for PC/SC readers including USB readers under Windows 98 and Windows 2000

         |X| Seamless support for all Open Platform cards from various vendors including GemPlus and Oberthur

         |X|  A fully integrated demonstration kit

         |X| Integrated support for magnetic stripe and chip based smart Visa loyalty

During the second quarter of 2001 we expect to release an enhanced "gift card/voucher" solution, which will allow merchants to replace existing paper-based gift vouchers with magnetic stripe cards and allow those cards to be used as an alternate payment method in the store and on their web site while offering all the features of Catuity's powerful merchant-based loyalty programs.

The technology used in our software was developed by our technical development team in Sydney, Australia. We continually work to enhance the product by adding new product capabilities and applications. Our Australian development team is experienced and provides a low cost development capability. Our expenditures for research, development and testing were $1,433,744, $825,968, and $899,028, respectively, for 2000, 1999, and 1998.

BUSINESS MODEL

Merchants and card issuers use our product to provide benefits for the purchase of goods and services to their customers. Our business model is to receive transaction fees paid either by the merchant and or by the card issuer. This model is designed to create a recurring revenue stream, protected by a minimum annual fee, and offers a low initial cost purchase decision for our customers. In certain markets, we may license commercialization of our product and technology exclusively to a third party. In certain situations, we may offer incentive and loyalty program services, based on our product, to merchants.

Our business model delivers three types of revenues:

Software development revenue is generated from integration, customization and installation fees that normally occur within several months of the contract date. These fees are largely a recovery of costs on a time and materials basis.

Recurring software license revenue is generally based on a per transaction basis or a fee is charged for each card issued. These fees, which will make up the majority of our revenues, are for the limited license to use Catuity software and will follow contract signing by a number of months until merchant transactions start occurring or payment cards are issued and activated.

Service revenue is generated from training services and annual maintenance fees for software upgrades.

While the first and third revenue types are relatively easy to project when a contract and the scale of programs are awarded. The second revenue type is more difficult to project as the rate of rollout and the scale of programs are controlled by the customer. However, we believe the license fees represent recurring revenues and will be significant over time as our software becomes integrated to the payment system and merchants begin to capture the increased revenue and the decreased costs afforded by the Catuity system.

REVENUE AND ASSETS BY GEOGRAPHIC LOCATION

In the year 2000, the significant majority of our revenues were derived in the United States. Prior to 2000, all of the Company's revenues related to its Australian operations.

The Company's assets are located at its headquarters in Detroit, Michigan, at its product development facility in Sydney, Australia, and at its service and demonstration office in Arlington, Virginia.

STANDARDS, PATENT AND OTHER INTELLECTUAL PROPERTY ISSUES

We have filed certain patent applications in a number of countries including the United States. These patent applications relate to the use of customer profiles and systems for the operation of multiple reward programs in retail shops and on the Internet in a single solution. We also rely on the protections afforded our intellectual property under copyright, trademark and trade secret laws.

Catuity believes that it is neither technically nor commercially feasible to have a multitude of different loyalty application software packages integrated with payment systems. The certification and management procedures, the limited capacity of cards and terminals and cost preclude card issuers from providing duplicated capacity for loyalty programs. Therefore, integration standards need to be developed that will guide the market and ensure that interoperability of cards is achieved. The major card issuers and merchants want interoperability, which is delivered as a part of our Any 6 TM vision for the market. Catuity is developing the features and functionality to offer the interoperability required by the market. The major standard-setting organizations are beginning to recognize our contributions to this effort. We expect some industry progress and some resolution to occur during 2001.

Irrespective of any interoperability standard announcements, we believe, the most open platform product with the largest market appeal will drive the standards. The main protection for software companies, however, lies in copyright of source code and market share, not in standards, patents or other intellectual property rights.

EMPLOYEES

As of March 15, 2001, we had 40 full time employees, comprised of 10 in sales and marketing, 8 in finance and administration and 22 in technology, implementation support, and product development. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be very good.

FACILITIES

 Our corporate headquarters is located in Detroit, Michigan. Our implementation and service team is located in Arlington, Virginia. Our technology and product development facilities are in Sydney, Australia. We have no other material foreign operations. Also see Item 2, Properties, below.

OPERATIONS

Catuity U.S. operations can expand as opportunities unfold. Our marketing, sales and finance group now numbers 13 people in Detroit, with 4 remaining in Sydney. Our integration and installation team has three full time people residing at Smart Dynamics in Arlington, Virginia. Under agreement with Smart Dynamics, we have access to abundant trained technical integration specialists as we need them.

Our 20 member product development team in Sydney is completely integrated with our sales and installation efforts, providing seamless continuity to our customers. We have installed test/demo systems for six customers in North America and currently have five full system installations scheduled for customers. The implementation time and procedures are becoming more streamlined as we gain experience.

ITEM 2.  PROPERTIES

Our corporate headquarters and principal executive offices in North America are located in leased facilities in Detroit, Michigan consisting of approximately 1,950 square feet of office space. Our lease expires on February 1, 2002 but is renewable at our option. Our current facilities in the United States should meet our needs for the next 12-24 months, but may not be sufficient to meet our anticipated growth beyond then.

Our office and development center is located in leased facilities in Sydney, Australia, consisting of approximately 2,060 square feet. Our lease agreement expires on December 14, 2003. We believe that our Australia facilities are sufficient to meet our foreseeable operating needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we may be involved in litigation concerning claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings, except for the lawsuit described below.

On July 20, 2000 Welcome Real-Time S.A. made an application to the Federal Court in Australia to obtain an injunction and damages from Catuity Inc. for infringement of an Australian patent by the Catuity owned Transcard product. This is an action we are vigorously defending and we subsequently filed a claim for revocation of their patent. As of March 15, 2001 the Welcome Real Time (WRT) action in the Federal Court of Australia against Catuity for alleged infringement of their Australian patent and Catuity's action for revocation of the WRT patent is continuing. The case is currently adjourned and will reconvene on April 2, 2001. It is expected to be completed by April 15, 2001. The timing of a decision by the Judge is uncertain but is not expected before late April, at the earliest.

Based on our legal counsel's opinion, we expect to prevail in the court action and we expect no material effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Catuity ("CTTY") was listed on the Nasdaq Small Cap Market beginning December 1, 2000. The following table sets forth high and low sale prices per share of our common stock during December 2000 as reported on the Nasdaq Small Cap Market.

                                                              Price Range of
                                                              Common Stock
                                                              ----------------
                                                              High         Low
                                                              ----         ---
Fourth Quarter 2000 (from December 1)                         $10.00       $5.38

Chip Application Technologies was listed on the Australian Stock Exchange (ASX) under the trading symbol "CAT" from July 11, 1997 to November 22, 1999. On November 23, 1999, upon Catuity's acquisition of CAT, we replaced CAT as the listed entity on the ASX under the same trading symbol. We continue to be traded on the ASX.



Our high and low sales prices on the ASX for each quarter within the last two fiscal years are shown below, both in Australian dollars and in United States dollars.

                   High          Low             High               Low
Period        (Australian $) (Australian $) (United States $) (United States $)
------        --------------  ------------- ----------------- -----------------
2000
First Quarter    $23.90         $15.50          $14.50            $9.40
Second Quarter   $21.00         $10.00          $12.65            $6.03
Third Quarter    $18.45         $14.16          $10.06            $7.72
Fourth Quarter   $19.80         $10.40          $11.09            $5.82

1999
First Quarter    $ 9.90         $ 2.40          $ 6.28            $1.52
Second Quarter   $15.10         $ 7.60          $ 9.98            $5.03
Third Quarter    $12.50         $ 8.00          $ 8.16            $5.22
Fourth Quarter   $24.40         $11.70          $16.03            $7.69

All currency conversions are based on the prevailing A$ to US$ rate applicable on the last day of each respective quarter.

As of March 15, 2001 there were approximately 4,007 stockholders of record of our common stock as reported to us by Computershare Investor Services, our transfer agent.

To date, we have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We expect to retain all earnings to finance the growth and development of our business.

ITEM  6.  SELECTED FINANCIAL DATA

                           FOR YEARS ENDED DECEMBER 31
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                2000             1999             1998          1997          1996
                                               -------          -------          -------       -------       -------
INCOME STATEMENT DATA:
Total Revenues                                 $   744          $   638          $   292       $   761       $   441
Total Costs and Expenses (1)                     4,627            6,808            2,499         4,063         3,740
                                               -------          -------          -------       -------       -------
Operating Loss                                  (3,883)          (6,170)          (2,207)       (3,302)       (3,299)
Total Other Income/(Expense)                       199              (41)            (177)         (215)         (363)

Extraordinary loss on Early
   extinguishment of debt                         (127)            --               --            --            --
                                               -------          -------          -------       -------       -------

Net Loss                                       ($3,811)         ($6,211)         ($2,384)      ($3,517)      ($3,662)
                                               =======          =======          =======       =======       =======
Loss per share before extraordinary item-
   basic & diluted                             ($ 0.52)         ($ 1.05)         ($ 0.53)      ($ 1.15)      ($ 2.81)
Loss per share on extraordinary
   item-basic & diluted                          (0.02)            --               --            --            --
                                               -------          -------          -------       -------       -------
Net Loss per share-basic & diluted             ($ 0.54)         ($ 1.05)         ($ 0.53)      ($ 1.15)      ($ 2.81)
                                               =======          =======          =======       =======       =======

                                                                       AS OF DECEMBER 31

                                                  2000             1999             1998          1997          1996
                                               -------          -------          -------       -------       -------
BALANCE SHEET DATA:

Total Assets                                   $ 9,500(2)       $ 6,189(3)       $   639       $ 1,336       $   495

Long-Term Debt                                    --                854            1,594         1,692         2,028



(1) Includes variable stock compensation expense (benefit) of ($716,192) in 2000, $2,475,175 in 1999, ($8,627) in 1998, $218,646 in 1997 and $9,396 in
     1996.

(2) Includes a private placement of 710,000 shares of common stock which raised $6,245,000 in net cash proceeds.

(3) Includes the issuance of shares of common stock which raised $9,521,278 in net cash proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a summary of the consolidated operating results of Catuity, Inc. and contains forward looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements.

RESULTS OF OPERATIONS

OVERVIEW

The year 2000 was the first full year of Catuity's operations in the United States. In January our President and CEO joined the Company and began to build the sales, finance, operations and administrative staff. From January to September the United States staff grew from one to thirteen. We will continue to hire additional staff in 2001 in order to meet the growing demand for our software. Our product development team remains in Sydney Australia enhancing and modifying our software to meet customer needs in the United States. In addition, we have made arrangements with a technical consulting company who has become fully versed in our software to provide us with added technical support for flexibility in meeting our customer needs. As a result, we have been able to keep our costs controlled but still provide the service and implementation support that our customers need.

A number of milestones were accomplished during 2000. In addition to building our U.S. staff and infrastructure, we won our first major strategic and revenue earning contracts in America and completed all of the work necessary to achieve SEC and Nasdaq clearance to become listed on the Nasdaq Small Cap Market.

In May 2000, when we were concluding the Visa USA agreements, we projected that Visa USA and its member banks would issue 5 million smart cards that include our product by the end of 2001 and 20 million smart cards by the end of 2002. Based on this analysis, we projected the revenue from the Visa USA agreement and related member bank agreements would exceed $9 million over 30 months (up to December 31, 2002).

Today, the leading industry associations' suppliers suggest that the total U.S. market for multi-application smart cards issued by banks and merchants could reach 10 million cards in 2001, 35 million smart cards in 2002 and 100 million smart cards in 2003. There are a number of factors impacting the market. The positive factors have been the reduction in price of smart cards which has positively impacted the business case for card issuers and the strong commitment by Visa to the introduction of smart cards. The negative factors are the lack of a standard agreed to by the key participants for the integration of loyalty with the payment system, the slowness of terminal suppliers to deliver multi-application terminals and the slowness of merchants and card issuers to complete system integration. These factors have caused greater interest in the smart card opportunity among issuers but a longer lead time in implementation and the decision making process.

While the prospect still exists that Visa member banks will achieve the original projection, (with FleetBoston Financial Corp. already issuing cards and a second bank preparing to issue cards in the near future), the rate of adoption and issue by Visa member banks is accelerating but has been slower than projected.

Although the smart card market and the Visa smart card program are important to us, we are pursuing and winning contracts with customers that do not involve either smart cards or Visa member banks. For example, the Lynx Systems agreement for our magnetic stripe card solution and the Global Consumer Transactions agreement for loyalty and other payment cards. We are also pursuing opportunities that involve very large merchants and card issuers both within and outside the U.S.. Therefore, we believe on a world-wide basis the prospect of having at least 5 million cards issued with our software by the end of 2001 and 20 million cards with our software by the end of 2002 is achievable.

Our license fee revenues depend on the rate at which card issuers issue cards, cardholders conduct transactions and other factors beyond our control. As previously stated, the Visa USA contract includes per annum card fees that were proposed to the Visa member banks. In negotiations with these banks, we are finding that some want a per transaction fee based on loyalty transactions on the cards. As a result, we now offer pricing on the basis of either a per card fee and or a per transaction fee. The impact of a per transaction fee is that the revenue to Catuity is less certain and the revenue is delayed in the short term. The benefit is that there is a higher potential for revenue in the longer term. The per card issued pricing has the benefit of achieving revenues sooner, but could generate less revenue in the long term. We will continue to offer the merchants and the card issuers the pricing approach that they believe best suits their needs. In projecting our license revenue, we have evaluated all our existing qualified prospects with the result that we believe that a sustainable assumption for recurring license fee revenue during the market development phase over the next 12 months, is a range of 5 to 10 cents per month per card issued, irrespective of whether the fee basis is per card or per transaction. Contracts will vary as to the timing of the beginning of license revenue being recognized. Some contracts will have payments begin once cards have been issued, while others will have payments begin following the occurrence of the first loyalty transactions.

A second source of recurring revenues is maintenance fees which relate to the number of licenses granted. Other fees, such as integration, installation, customization and consulting service fees, are generally on a time and materials basis and are non recurring. By end of 2001 we project these fees will be in excess of $100,000 per month.

We do not expect significant revenues in the first half of 2001, and revenues that are recognized in this period will primarily be for service and maintenance.

For 2001, our total operating expenses are currently projected to be $6.6 million exclusive of non-cash related general and administrative variable stock compensation expense which fluctuates with our stock price. Included in these projections is the expectation for increased sales and marketing expenses related to the U.S. market, lower general and administrative expenses due to the completion of the transformation to a U.S. company and the completion of the Nasdaq listing and SEC filing requirements for listing, and marginally higher product development expenses due to a reduction in research and development grants from the Australian Government.

Based on our assessments of our customers plans, our expectations of a high gross margin and our projected expenses, we project we will achieve our first month of profitability in the fourth quarter of 2001. The speed with which our customers progress with their plans and the success they achieve in their product launches will determine the actual timing of our first profitable month from operations.

During 2000, we improved our cash and equity position and generated sufficient cash for the early retirement of all long-term debt and to fund our anticipated growth in 2001. As of December 31, 2000, we have cash reserves of $8,559,000 and no long-term debt. These cash reserves represent approximately 16 months of projected operating expenses. Based on the revenue projections referred to above, our cash reserves are adequate for our future requirements.

FISCAL YEAR ENDED 2000 COMPARED TO 1999

Revenues in 2000 exceeded 1999's revenues by approximately $100,000 or 16.5%. Of the $744,000 in 2000 revenue, 83% was derived from sales activities in the United States and 17% from sales in Australia. This is the first time that U.S. revenues have been such a significant majority of the Company's revenue and reflects the transformation to becoming a U.S. Company and building the U.S. operations during the year.

Of the $744,000 of revenues in 2000, $527,000 was related to software development, $92,000 was related to training activities and $125,000 related to on-going customer activities in Sydney Australia. Given the nature of our sales cycle and the work that must be done for a customer to fully begin to utilize our software, service revenue is normally expected to precede maintenance revenue and license revenue on any given customer to which the Company licenses it's loyalty software.

Product development expenses are primarily related to our technical staff located in Sydney Australia that continues to increase the features and functionality of our loyalty software based on U.S. customer needs. Expenses related to our U.S. based service and implementation team are also included in product development costs. In 2000, product development expenses increased $608,000 or 74% over 1999. The increase was primarily due to the higher costs associated with the establishment of our U.S. based implementation and service team in 2000. In addition, product development grant monies are recognized that offset product development expenses. Grant amounts recognized by the Company decreased in 2000 to $299,000 from $573,000 in 1999. The Company may seek additional research and development grants from the Commonwealth and/or other sources in the future. We have achieved all milestone associated with the grant and know of no obligation to repay any amounts. In addition, we have met the conditions of all previous grants.

Sales and marketing expenses increased $949,000 or 99% from $957,000 in 1999 to $1,906,000 in 2000. The Company used contractors in 1999 to begin introducing software products in the U.S. As planned, the Company significantly increased its efforts and investment in the U.S. market in 2000. This investment included the hiring of a sales force and increasing the travel of these sales personnel to increase product awareness. We expect sales and marketing expenses to increase again in 2001 as we continue to invest in the selling and marketing of our software products.

General and Administrative (G&A) costs relate to finance, administrative, office overhead, and outside professional fees. G&A costs decreased $546,000 or 21% in 2000 compared to 1999. In 1999 our professional services costs were very high as the company extensively used outside legal, accounting and consulting services to transform itself from an Australian company to become incorporated in the United States. These costs, which exceeded $1,200,000, were one time U.S. establishment costs. The decrease primarily relates to outside professional fees and other costs related to our transition from Australia to the U.S. in 1999. In 2000, our professional fees remained higher than they are anticipated to be in the future due to costs associated with achieving SEC and Nasdaq clearance required to begin trading on Nasdaq. In addition, in 2000, we also incurred higher than normal legal fees related to the Welcome Real-Time Patent infringement lawsuit described below. We expect G&A costs to decrease again in 2001.

G&A-variable stock compensation was a credit of $716,000 in 2000 versus and expense of $2,475,000 in 1999. This non-cash item relates to a variable stock compensation award to a Company executive coupled with a non-recourse loan. The expense (credit) is subject to changes in our stock price from period to period.

Other income increased significantly in 2000 to $199,000 compared to a net expense of $41,000 in 1999. The principle reasons for the increase was the reduction of interest expense from the early extinguishment of long-term debt during the year and the interest income earned on higher cash balances maintained by the Company in 2000.

FISCAL YEAR ENDED 1999 COMPARED TO 1998

In 1999, total revenues were $638,000. These revenues were derived from $541,000 in product licenses and from $97,000 in services relating to transaction processing fees and consulting activities. Comparatively, 1998 revenues totaled $292,000, which was entirely derived from product licenses and services. Operating revenues increased by $347,000, or 119% in 1999. The increase resulted from an increase of $405,524 in product licenses due to the signing of two new license agreements.

Product development expenses decreased $73,000, or 8%, to $826,000 for the year ended December 31, 1999 from $899,000 for the year ended December 31, 1998. This decrease was due to research and development expenses which were partially offset by the lower cost and use of resources to support testing of our product. This decrease is also due to an increase of $162,000 in research and development grants for the year ended December 31, 1999 from $292,000 for the year ended December 31, 1998, an increase of 55%.

Sales and marketing expenses increased $42,000, or 5%, from $915,000 for the year ended December 31, 1998 to $957,000 for the year ended December 31, 1999. Sales and marketing expenses were primarily attributable to continued U.S. strategic relationship development and support. As a percentage of net revenue, these amounts represented 130% for 1998 as compared to 79% for 1999, which reflects increased sales rather than increased selling and relationship development expenditures. Sales and marketing expenditures in the U.S. significantly increased as U.S. sales and marketing activities increased, while expenditures in other markets was minimal.

General and administrative expenses increased $1,856,000, or 267%, from $694,000 for the year ended December 31, 1998 to $2,550,000 for the year ended December 31, 1999. The expense increase primarily relates to the increased resources required to implement the transformation of CAT into Catuity and increased compliance costs related to the increase in our issued capital stock and in our number of shareholders to 4,380 at December 31, 1999, compared to 955 at December 31, 1998. During the year ended December 31, 1999, an additional provision of $105,000 was recorded against assets related to testing of our product, compared to a provision of $31,000 in the year ended December 31, 1998. Depreciation and amortization expense increased $24,000 from $78,000 for the year ended December 31, 1998 to $102,000 for the year ended December 31, 1999.

General and administrative variable stock compensation expense was charged in relation to a non recourse loan to an Executive in the amount of $2,475,000 for the year ended December 31, 1999, compared to a credit of $9,000 for the year ended December 31, 1998. The significant increase in expense is attributable to the significant improvement in our stock price during 1999.

Other expense decreased by $136,000, or 77%, to $41,000 for the year ended December 31, 1999 from $177,000 for the year ended December 31, 1998. This decrease was attributable to a reduction in borrowings during 1999 and an increase of $95,000 in interest income on higher cash reserves.

Principally as a result of the factors described above, we incurred a net loss of $6,210,000 for the year ended December 31, 1999 compared to a net loss of $2,384,000 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, $8.2 million of cash was raised through the exercise of nearly 427,000 option shares and the private placement of 710,000 shares to several accredited institutional investors. In addition, all of the Company's $854,000 of previously outstanding borrowings was repaid with the proceeds from the sale of an option right. The Company incurred an extraordinary loss of $127,000 for the early extinguishment of debt related to this transaction.

Operating activities utilized $3,939,000 of cash in 2000 compared to $3,525,000 in 1999. Among the reasons for the increase of $414,000 in cash utilization was a reduction in accounts receivable, timing of payments of accounts payable and accrued expenses and an increase in other assets acquired during the year.

Cash used in investing activities in 2000 totaled $112,000 and was primarily related to the purchase of equipment for the Company's headquarters and personnel in the U.S. This was comparable to the investment of $136,000 in equipment during 1999.

Cash obtained from financing activities was $8,137,000 in 2000 compared to $8,681,000 in 1999. The largest source of cash came from the private placement of 710,000 shares to several accredited institutional investors that raised $6,245,000. In addition, $1,892,000 in proceeds from the exercise of options was realized during the year.

We improved our cash and equity position during 2000. We have $8,559,000 in cash and cash equivalents at December 31, 2000 and no outstanding debt. We believe that we have sufficient cash and equivalents on hand to fund our anticipated growth in 2001.

As of December 31, 2000, the Company had operating loss carry-forwards with a full valuation allowance of $2,617,000 expiring in 2020 in the United States and $15,582,000 in Australia. Utilization of the net operating loss carry-forwards in Australia is subject to an annual limitation due to the ownership change limitations in accordance with Division 165 and Division 166 of the Australian Income Tax Assessment Act 1997. The limitation may result in the expiration of net operating losses before utilization.

LEGAL PROCEEDINGS

On July 20, 2000 Welcome Real-Time S.A. made an application to the Federal Court in Australia to obtain an injunction and damages from Catuity Inc. for infringement of an Australian patent by the Catuity owned Transcard product. This is an action we are vigorously defending and we subsequently filed a claim for revocation of their patent. As of March 15, 2001 the Welcome Real Time (WRT) action in the Federal Court of Australia against Catuity for alleged infringement of their Australian patent and Catuity's action for revocation of the WRT patent is continuing. The case is currently adjourned and will reconvene on April 2, 2001. It is expected to be completed by April 15, 2001. The timing of a decision by the Judge is uncertain but is not expected before late April, at the earliest.

Based on our legal counsel's opinion, we expect to prevail in the court action and we expect no material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risk inherent in our sales, expenses, assets and liabilities denominated in the Australian dollar. To date, we have not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. We do not expect to employ these or other strategies to hedge the risk in the foreseeable future.

As of December 31, 2000, and 1999 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $95,000 and $4,870,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $9,500 and $487,000.

We are also exposed to interest rate risk on our investment portfolio which is affected by changes in the general level of interest rates in the United States and Australia. Since we generally invest in very short-term interest bearing deposits, we do not believe we are subject to any material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

Report of Independent Auditors .....................................  22

Consolidated Balance Sheet .........................................  23

Consolidated Statement of Operations ...............................  24

Consolidated Statement of Cash Flows ...............................  25

Consolidated Statement of Shareholders' Equity .....................  26

Notes to Consolidated Financial Statements .........................  27

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS
CATUITY INC.

We have audited the accompanying consolidated balance sheets of Catuity Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catuity Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Detroit, Michigan                                      /s/ Ernst & Young LLP
March 21, 2001

                                  CATUITY INC.

                           CONSOLIDATED BALANCE SHEET



                                                                   DECEMBER 31
                                                            2000                 1999
                                                        ------------         ------------
ASSETS

Current Assets:
 Cash and cash equivalents                              $  8,558,843         $  5,269,757
 Accounts receivable-trade, less allowance of
    $44,000 in 2000, and $158,000 in 1999                    111,698              429,159
 Restricted cash                                             222,265              178,054
 Prepaid expenses and other                                  370,357               69,535
                                                        ------------         ------------
Total current assets                                       9,263,163            5,946,505

Property and equipment, net                                  236,832              242,038
                                                        ------------         ------------
Total Assets                                            $  9,499,995         $  6,188,543
                                                        ============         ============


LIABILITIES AND SHAREHOLDERS'
EQUITY
 Current Liabilities:
 Accounts payable                                       $    378,983         $    560,906
 Deferred revenue                                             67,000                   --
 Accrued compensation                                        122,134              118,054
 Other Accrued expenses                                      483,406              235,849
 Trust liability                                             204,243              157,685
                                                        ------------         ------------
Total current liabilities                                  1,255,766            1,072,494

Borrowings from shareholders                                      --              854,230
Accrued compensation                                          50,231               20,588

Commitments and contingencies (Note 4)

Shareholders' equity:
 Common stock - $.001 par value Authorized - 100
 million shares:
 issued and outstanding - 7,869,619 in 2000
 and 6,729,269 in 1999                                         7,870                6,729
 Additional paid-in capital                               32,626,916           24,197,799
 Shareholder loans                                          (757,733)            (757,733)
 Foreign currency translation adjustment                    (265,067)             401,073
 Accumulated deficit                                     (23,417,988)         (19,606,637)
                                                        ------------         ------------
Total shareholders' equity                                 8,193,998            4,241,231
                                                        ------------         ------------
Total Liabilities and Shareholders' Equity              $  9,499,995         $  6,188,543
                                                        ============         ============

                  See accompanying notes

                                  CATUITY INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                 YEAR ENDED DECEMBER 31
                                                  ---------------------------------------------------
                                                       2000                1999                1998
                                                  -----------         -----------         -----------
Revenues:
Software development revenue                      $   526,993         $        --         $        --
Service revenue                                       216,913              97,623             156,298
License revenue                                            --             540,759             135,235
                                                  -----------         -----------         -----------
Total revenues                                        743,906             638,382             291,533

Operating Costs and expenses:
Product development                                 1,433,744             825,968             899,028
Sales and marketing                                 1,905,906             956,911             914,622
General and administrative                          2,003,408           2,549,732             693,979
General and administrative-variable
   stock compensation                                (716,192)          2,475,175              (8,627)
                                                  -----------         -----------         -----------
Total operating costs and expenses                  4,626,866           6,807,786           2,499,002
                                                  -----------         -----------         -----------

Operating loss                                     (3,882,960)         (6,169,404)         (2,207,469)

Other income/(expense):
Interest income                                       246,200             115,631              20,186
Interest expense - related  party                     (47,145)           (156,311)           (196,865)
                                                  -----------         -----------         -----------
Total other income/(expense)                          199,055             (40,680)           (176,679)
                                                  -----------         -----------         -----------
Loss before taxes and extraordinary item           (3,683,905)         (6,210,084)         (2,384,148)

Provision for income taxes                                 --                  --                  --
                                                  -----------         -----------         -----------

Loss before extraordinary item                     (3,683,905)         (6,210,084)         (2,384,148)
Extraordinary loss on early extinguishment
   of debt                                           (127,446)                 --                  --
                                                  -----------         -----------         -----------
Net Loss                                          $(3,811,351)        $(6,210,084)        $(2,384,148)
                                                  ===========         ===========         ===========

Loss per share before extraordinary
   item - basic & diluted                         $     (0.52)        $     (1.05)        $     (0.53)
Loss per share on extraordinary
   item-basic & diluted                                 (0.02)                 --                  --
                                                  -----------         -----------         -----------
Net Loss per share -basic & diluted               $     (0.54)        $     (1.05)        $     (0.53)
                                                  ===========         ===========         ===========

Weighted average shares outstanding-basic           7,020,534           5,913,613           4,473,257
   & diluted                                      ===========         ===========         ===========


                             See accompanying notes

                                  CATUITY INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31
                                                           ===================================================
                                                               2000                1999                1998
                                                           ===========         ===========         ===========
Cash flows from operating activities:
Net Loss                                                   $(3,811,351)        $(6,210,084)        $(2,384,148)
Adjustments used to reconcile net loss to net
cash used in operating activities:
   Stock based compensation                                   (716,192)          2,475,175              (8,627)
   Depreciation and amortization                               117,525             101,809              78,425
   Amortization of prepaid license fees                             --                  --              72,319
   Extraordinary loss on early extinguishment
     of debt                                                   127,446                  --                  --
   Provision for doubtful accounts                              44,421             157,704                  --
   Provision for obsolete inventory                                 --             104,929              30,669
Changes in assets and liabilities:
   Accounts receivable                                         430,854            (576,072)            193,015
   Inventories                                                      --             (19,523)            104,940
   Accounts payable                                           (181,923)            250,840             164,585
   Accrued expenses and other liabilities                      348,280             195,278              12,881
   Other assets, net                                          (298,475)             (4,860)            (13,554)
                                                           -----------         -----------         -----------
Net cash used in operating activities                       (3,939,415)         (3,524,804)         (1,749,495)
                                                           -----------         -----------         -----------
Cash flows from investing activities:
   Purchase of property and equipment                         (112,319)           (135,622)           (175,951)
   Net advances to shareholders                                     --                  --                (120)
                                                           -----------         -----------         -----------
Net cash used in investing activities                         (112,319)           (135,622)           (176,071)
                                                           -----------         -----------         -----------
Cash flows from financing activities:
   Issuance of common stock, net of expenses                 8,193,904           9,521,278           1,504,570
   Net proceeds from sale of option                            924,805                  --                  --
   Payments on borrowings from related parties                (854,230)           (839,981)                 --
   Fees paid for early extinguishment of debt                 (127,446)                 --                  --
                                                           -----------         -----------         -----------
Net cash provided by financing activities                    8,137,033           8,681,297           1,505,570
                                                           -----------         -----------         -----------
Foreign exchange effect on cash                               (796,213)            100,097             (23,411)
                                                           -----------         -----------         -----------
Net increase/(decrease) in cash and cash
  equivalents                                                3,289,086           5,120,968            (444,407)
Cash and cash equivalents, beginning of
  period                                                     5,269,757             148,789             593,156
                                                           -----------         -----------         -----------
Cash and cash equivalents, end of period                   $ 8,558,843         $ 5,269,757         $   148,789
                                                           ===========         ===========         ===========
Supplemental disclosure of cash flow
  information
  Taxes paid                                               $        --         $        --         $        --
                                                           ===========         ===========         ===========
 Interest paid                                             $    47,145             156,311         $   178,241
                                                           ===========         ===========         ===========
Common stock issued for purchase of
   Transcard assets                                        $        --         $        --         $   471,750
                                                           ===========         ===========         ===========

                             See accompanying notes

                                  CATUITY INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY



                                            Issued Capital                                                Foreign        Total
                                                             Additional Paid  Shareholder  Accumulated   Currency    Shareholders'
                                        Shares     Amount        in Capital       Loans      Deficit    Translation     Equity
                                       ----------  -------    ------------  ------------- ------------  ------------ ------------
Balances at January 1, 1998             3,904,978  $ 3,905    $ 10,207,428     $(806,146) $(11,012,405) $  327,679   $ (1,279,539)
  Issuance of common stock                826,368      826       1,500,913                                              1,501,739
  Exercise of options                       1,500        2           2,829                                                  2,831
  Issuance of shares in consideration
    for acquisition of Transcard assets   187,494      187         471,563                                                471,750
  Stock based  compensation                                         (8,627)                                                (8,627)
Net loss                                                                                    (2,384,148)                (2,384,148)
Foreign currency translation                                                                                85,037         85,037
                                                                                                                     ------------
  Comprehensive loss                                                                                                   (2,299,111)
                                       ----------  -------    ------------     ---------  ------------  ----------   ------------
Balances at December 31, 1998           4,920,340  $ 4,920    $ 12,174,106     $(806,146) $(13,396,553) $  412,716   $ (1,610,957)
  Issuance of common stock                796,782      797       4,818,084                                              4,818,881
  Exercise of options                   1,012,147    1,012       4,730,434                                              4,731,446
  Stock based compensation                                       2,475,175                                              2,475,175
  Shareholder loans                                                               48,413                                   48,413
Net loss                                                                                    (6,210,084)                (6,210,084)
Foreign currency translation                                                                               (11,643)       (11,643)
                                                                                                                     ------------
  Comprehensive loss                                                                                                   (6,221,727)
                                       ----------  -------    ------------     ---------  ------------  ----------   ------------
Balances at December 31, 1999           6,729,269  $ 6,729    $ 24,197,799     $(757,733) $(19,606,637) $  401,073   $  4,241,231
  Issuance of common stock                713,636      714       6,289,812                                              6,290,526
  Exercise of options                     426,714      427       1,902,952                                              1,903,379
  Sale of option right                                             952,545                                                952,545
  Stock based compensation                                        (716,192)                                              (716,192)
Net loss                                                                                    (3,811,351)                (3,811,351)
Foreign currency translation                                                                              (666,140)      (666,140)
                                                                                                                     ------------
  Comprehensive loss                                                                                                   (4,477,491)
                                       ----------  -------    ------------     ---------  ------------  ----------   ------------
Balances at December 31, 2000           7,869,619  $ 7,870    $ 32,626,916     $(757,733) $(23,417,988) $ (265,067)  $  8,193,998
                                       ==========  =======    ============     =========  ============  ==========   ============


                             See accompanying notes

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1. DESCRIPTION OF BUSINESS

         Catuity Inc. (the "Company") designs, develops, operates and markets multi-program systems that provide loyalty and incentive marketing solutions for retailers and card issuing banks for purchases in stores as well as over the Internet. These solutions are intended to increase customer retention, increase the customer base and reduce costs for merchants. Catuity provides full program services and network system software that directly connects the seller and the buyer across all purchasing channels, irrespective of payment method. Until the end of 1999, the Company's operations had been predominantly located in Australia. As of 2000, the Company's headquarters, management team, sales, marketing, finance and administrative activities were established in the United States.

         NOTE 2. SUMMARY OF ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the consolidation of accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         REVENUE RECOGNITION

         The Company generates several types of revenue including the following:

         Software Development Revenues: Revenue from fixed price contracts is generally recognized over the contract term using the percentage of completion method, based upon costs incurred as a percentage of estimated total costs of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in receivable-trade accounts. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met.

         Service Revenue: Product service revenue consists of revenue from transaction processing services and post customer support (PCS). Revenue from transaction processing services is recognized at the time the service is utilized by the customer and the fee becomes determined and payable. Revenue from PCS includes maintenance revenue, which is recognized ratably over the maintenance period, and training revenue. The Company provides training services to its customers.
         Revenue from such services is recognized in the period in which the service is performed and includes all costs billed or billable to the customer.

         PCS may be recognized as part of the original license fee on delivery of the software when it is provided for one year or less, the estimated cost of providing the PCS is insignificant and the upgrades provided are minimal.

         License Revenue: The Company licenses software under non-cancelable license agreements. License revenues are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable.

         USE OF ESTIMATES
         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

         RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform with the current year presentation.

         CASH AND CASH EQUIVALENTS
         The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK
         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The credit risk associated with trade receivables is limited due to performing on going credit evaluations. The Company generally does not require collateral for its trade receivables.

         PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost. Depreciation and amortization expense are recorded using the straight-line method over the estimated useful lives of the respective assets (which range from three to ten years).

         FOREIGN CURRENCY TRANSLATION
         The accounts of the Company's subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All balance sheet accounts are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses for the Australian subsidiaries are translated at the average exchange rate during the year. All cumulative translation gains and losses are included as a separate component of shareholders' equity in the consolidated balance sheets. Currency transaction gains and losses are included in the consolidated statement of operations. The net transaction gain for 2000 was $137,000. There were no transaction gains or losses in 1999 or 1998.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable-trade, and accounts payable approximate their fair values.

         INCOME TAXES
         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         STOCK-BASED COMPENSATION
         The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

         For all fixed awards, the Company records an expense based on the intrinsic value and amortizes it over the vesting period. For variable awards, the Company records an expense, or benefit, based on the intrinsic value of the options at each balance sheet date

         NEW ACCOUNTING PRONOUNCEMENTS
         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on applying accounting principles generally accepted in the United States to the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 in 2000. There was no material effect of the adoption on the Company's financial statements.

         NOTE 3. PROPERTY AND EQUIPMENT

         Property and equipment consists of:


                                               DECEMBER 31
                                          ----------------------
                                            2000         1999
                                          ---------    ---------
         Computer equipment               $ 383,383    $ 346,666
         Leasehold Improvements              54,126       63,485
         Office furniture and equipment     105,238       60,566
                                          ---------    ---------
                                          $ 542,747    $ 470,717

         Less accumulated depreciation     (305,915)    (228,679)
                                          ---------    ---------
                                          $ 236,832    $ 242,038
                                          =========    =========


         NOTE 4. COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS - The Company has commitments under a non-cancellable office lease expiring December 14, 2003. Minimum future annual lease payments under this lease as of December 31, 2000 are as follows:

                                   2001         $ 85,347
                                   2002           89,412
                                   2003           93,883
                                                --------
                                                $268,642
                                                ========

         Total rent expense on all office leases was $ 91,222, $121,701, and $126,605 for the years ended December 31, 2000, 1999 and 1998 respectively.

         CONTINGENCIES

         The company received research and development grants and export market development grants in 2000 and 1999. The grants are recognized using contract accounting when the underlying performance objective has been attained or services have been provided. The revenue is offset against the expenses to which it relates.

         Under the terms of a Grant Agreement with the Commonwealth of Australia, the Company must meet certain obligations with regard to the development and commercialization of the Multi Card Acceptance Device. In the event that these obligations are not met the Company may be required to repay all or part of the grant monies received. The Company does not believe that any liability will materialize. The maximum potential liability at December 31, 2000 was $456,962.

         On July 20, 2000 Welcome Real-Time S.A. made an application to the Federal Court in Australia to obtain an injunction and damages from Catuity Inc. for infringement of an Australian patent by the Catuity owned Transcard product. This is an action the Company is vigorously defending and the Company subsequently filed a claim for revocation of their patent. As of March 15, 2001 the Welcome Real Time (WRT) action in the Federal Court of Australia against Catuity for alleged infringement of their Australian patent and Catuity's action for revocation of the WRT patent is continuing. The case is currently adjourned and will reconvene on April 5, 2001. It is expected to be completed by April 15, 2001. The timing of a decision by the Judge is uncertain but is not expected before late April, at the earliest.

         Based on our legal counsel's opinion, the Company expects to prevail in the court action and expects no material effect on its financial position or results of operations.

         NOTE 5. STOCKHOLDERS' EQUITY

         LIMITED RECOURSE LOANS
         The Company issued limited recourse loans to a director and six employees for the purpose of purchasing shares in the Company. The loans have been offset against shareholders' equity. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the sale of the shares. As a result, the recoverability of the loan is dependent upon the value of the shares. The loans do not have a specified repayment date and were provided interest-free. Consequently, the awards have been treated as a variable award and variable accounting has been adopted. The Company has recorded an expense/(credit) related to these awards based on the movement in the share price of common stock from the date of the award to the respective balance sheet date. The expense/(credit) was ($746,192), $2,459,523 and ($26,847) for the years ended December 31,
         2000, 1999 and 1998, respectively.

         EMPLOYEE STOCK OPTION PLAN
         The Board of Directors approved the establishment of an Employee Stock Option Plan on December 6, 1999. The Plan was approved at a special meeting of the shareholders on March 16, 2000. Under the plan the Company grants stock options at an exercise price that may be determined by the Board of Directors at the time of issuance, but is generally at the closing price of the stock on the date of the grant. Option vesting schedules are determined by the Board of Directors at the time of issuance. Stock options issued prior to December 31, 1998 generally vested immediately on the date of grant. Options issued subsequent to December 31, 1998 vested at the end of a specified period of time, which is linked to the employees' continuing employment, generally being from one to five years. Employees must exercise the options within three to six months of terminating their employment with the Company or the options lapse. In the event an option exercise price is different than the closing price on the date of grant, the Company records an expense based upon the difference between the exercise price and the closing price of the Company's shares on the date of the option grant. The

         Company has recorded an expense relating to these grants of $15,653, and $16,543, for the years ended December 31, 1999 and 1998, respectively. There was no expense for the year ended December 31, 2000.

         DIRECTOR STOCK OPTION PLAN
         On October 24, 2000 the members of the Board of Directors, who are employees of the Company, approved the establishment of a Director Stock Option Plan effective October 1, 2000 for outside Directors. The Plan is subject to shareholder approval. The Plan is designed to provide a portion of the outside Director's compensation through stock options. Under the Plan, outside Directors receive 10,000 non-qualified option shares on the date they join the Board or on the date the plan became effective, in the case of existing outside Directors. In addition, each outside Director shall receive 5,000 non-qualified option shares on October 1 of each succeeding year for as long as the Director remains on the Board. The option issue price will be the closing price on the grant date, or the closing price on the last trading day preceding the grant date in the event the grant date falls on a weekend or holiday. The options vest on the date of grant and expire after eight years, or six months after the Director ceases to be a member of the Board, whichever shall occur first. The Plan is limited so that no more than 100,000 option shares may be outstanding at any one time.

         Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share would have been reported as follows:

                                              YEAR ENDED DECEMBER 31
                                  --------------------------------------------
                                      2000             1999           1998
                                  ------------    -------------    -----------
Net Loss as Reported              $ (3,811,351)   $  (6,210,084)   $(2,384,148)

                                  ============    =============    ===========

Pro Forma Net Loss                $ (5,460,084)   $  (6,865,434)   $(2,436,292)
                                  ============    =============    ===========
      Pro Forma basic & diluted
      Loss per share              $      (0.78)   $       (1.16)   $     (0.54)
                                  ============    =============    ===========

         For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2000, 1999, and 1998 grants:

                                         DECEMBER 31
                              --------------------------------
                                2000        1999        1998
                              --------    --------    --------
Risk Free Interest Rate          6.00%       5.96%       4.65%
Expected Dividend Yield            --          --          --
Expected Lives (years)           4.95        3.04        3.38
Expected Volatility             0.917       0.796       0.749

         OPTIONS ISSUED TO THIRD PARTIES
         The Company granted options to purchase shares of common stock to third parties during the period January 1, 1998 to December 31, 2000. The Company valued these options using the Black-Scholes option pricing model. Expense relating to these options amounted to $30,000, $0, and $1,677 for the three years ended December 31, 2000, 1999, and 1998 respectively. The expense was charged to the operations in the year they were granted as they vested immediately.


         The following is a summary of stock option activity:

                                                               WEIGHTED
                                                 NUMBER OF     AVERAGE
                                                 OPTION        EXERCISE
                                                 SHARES        PER SHARE
                                                ----------    ----------
Outstanding at January 1, 1998                   1,396,498    $   5.57

Granted                                            125,500        3.59
Cancelled/lapsed                                   (33,000)       1.89
Exercised                                           (1,500)       1.89
                                                ----------    --------
Outstanding at December 31, 1998                 1,487,498    $   5.49

Granted                                            352,254    $   7.00
Cancelled/lapsed                                    (5,982)       4.76
Exercised                                       (1,012,147)       5.64
                                                ----------    --------
Outstanding at December 31, 1999                   821,623    $   5.96

Granted                                            696,000    $   8.21
Cancelled/lapsed                                   (56,750)       8.66
Exercised                                         (426,714)       4.46
                                                ----------    --------
Outstanding at December 31, 2000                 1,034,159    $   7.76
                                                ==========    ========

         The weighted average fair value of options granted during the three years ended December 31, 2000, 1999 and 1998 are $4.78, $3.19, and
         $1.07, respectively.

         The following is additional information relating to options outstanding as of December 31, 2000:


                                             OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                             ------------------------------------------------------     ---------------------------------
                                                                          WEIGHTED
                                                   WEIGHTED               AVERAGE                              WEIGHTED
                                                   AVERAGE              CONTRACTUAL                             AVERAGE
     EXERCISE PRICE          NUMBER OF             EXERCISE                 LIFE         NUMBER OF              EXERCISE
         RANGE                SHARES                 PRICE                 (YEARS)         SHARES                 PRICE
         -----               ---------             ----------           -----------      ---------             ----------
  $1.92                        34,000               $    1.92               1.79           34,000               $    1.92
  $4.80 - $6.40               305,659               $    6.02               3.94          163,159               $    5.84
  $7.36 - $9.50               636,000               $    8.66               7.03          233,000               $    8.57
  $10.24 - $11.66              58,500               $   10.45               4.73           52,000               $   10.29

         The dilutive effect of stock options has not been included in the loss per share calculation, as the effect would be anti-dilutive.

         PREFERRED STOCK

         The Company's Certificate of Incorporation authorizes 10 million shares of preferred stock, with a par value of $0.001 per share, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the shareholders.

         PRIVATE PLACEMENT

         On November 16, 2000 the Company completed the private placement of 710,000 shares of common stock to six accredited institutional investors at a price of $9.47 per share. The settlement date of the transaction was November 21, 2000. Net proceeds from the placement were $6,245,000. The price of the issue was based on the average closing price for Catuity shares on the Australian Stock Exchange for the thirty-day period prior to the placement.

         SALE OF OPTION RIGHT AND EARLY EXTINGUISHMENT OF DEBT

         On June 30, 2000, Chip Application Technologies Limited (CAT), a wholly owned subsidiary of the Company, entered into an Option Assignment Agreement with BNP Paribas Equities (Australia) Limited (BNP) whereby CAT transferred all its rights, title and interests under the Loan Repayment and Option Agreement as amended (the "Agreement") it had entered into with Health Group Australia Limited (HGA) and Industrial Superannuation Administration Services Limited (ISAS) dated May 4, 1999 for the right to acquire 309,150 and 23,437 shares held respectively by HGA and ISAS in the Company. The agreement provided the Company the right to purchase its shares owned by HGA and ISAS at $4.92 per share prior to July 19, 2000. Also on June 30, 2000 CAT signed a Mandate Letter with BNP for disposal of the shares at $8.11 per share.

         The transactions were completed on July 14, 2000. In accordance with the Agreements and Mandate Letter, BNP paid CAT $1,059,672 after deducting $134,867 of fees resulting in $924,805 of net proceeds from the transaction. As a condition of the option being exercised, CAT repaid the outstanding loans due HGA of $777,530 plus $127,446 for early repayment.

         SCHEMES OF ARRANGEMENT

         In September 1999, Chip Application Technologies limited (CAT) sought approval from The Supreme Court of New South Wales to hold a shareholder and optionholder meeting to consider and approve Schemes of Arrangement to restructure the Company. Under the Schemes, shareholders and optionholders would exchange their securities and entitlements in a newly formed Delaware registered Company (NovaTec Inc.) which would seek listing on the ASX. As part of the Scheme the Company completed a one-for-ten reverse share and option split. The Schemes were approved at Court ordered meetings of shareholders and optionholders held on November 3, 1999 and implemented on November 22, 1999 when trading in CAT shares ceased and trading in Catuity Inc. (formerly NovaTec Inc.) shares began on November 23, 1999. Implementation of the Schemes resulted in Catuity becoming the parent company of the group acquiring all of CAT's outstanding shares and issuing an equivalent number of shares in Catuity. Options were treated in the same way and optionholders received an equivalent number of options with the same terms and conditions, in Catuity.

         STOCK SPLIT
         At November 22, 1999, the Company completed a one-for-ten reverse stock split of the outstanding shares of issued capital. All share information and per share amounts in the accompanying consolidated financial statements has been retroactively adjusted to reflect the effect of this stock split.

         NOTE 6.   INCOME TAXES

         The components of loss before income taxes and extraordinary items consisted of the following:

                                                   YEAR ENDED DECEMBER 31
                              -----------------------------------------------------------------
                                  2000                       1999                       1998
                              -----------                -----------                -----------
Foreign                      ($1,066,336)               ($5,385,420)               ($2,384,148)
Domestic                      (2,617,569)                  (824,664)                        --
                               ----------               ------------               -----------
Loss before taxes and        ($3,683,905)               ($6,210,084)               ($2,384,148)
  extraordinary item          ==========                 ==========                 ==========


         There has been no provision for income taxes for any period as the Company has incurred operating losses. The provision for income tax losses at statutory rates is reconciled to the reported provision for income tax as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                -----------------------------------------------------------------
                                                    2000                       1999                       1998
                                                -----------                -----------                -----------
Net loss at statutory tax rate                  $(1,295,859)               $(2,235,630)               $  (858,293)
Stock compensation                                 (243,505)                   891,063                     (3,106)
Scheme of Arrangement                                    --                    466,069                         --
R&D grant 25% deduction                             (97,405)                   (84,678)                   (56,805)
Grant revenue                                      (101,660)                  (206,108)                  (147,872)
Over provision of losses                                 --                         --                    313,813
Effect of change in corporate tax
rate on losses and FITB not
recognized                                               --                    336,699                         --
Non deductible branch costs                              --                         --                    101,907
Other                                                                              409                         44
Valuation Allowance                               1,738,429                    832,176                    650,312
                                                -----------                -----------                -----------
Provision for Income Tax                        $        --                $        --                $        --
                                                ===========                ===========                ===========

         The statutory tax rate was 36% for the years ended December 31, 1998 and 1999 and was 34% for the year ended December 31, 2000, due to the move from an Australian company to a United States company. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                               DECEMBER 31
                                                --------------------------------------

                                                    2000                       1999
                                                -----------                -----------
Deferred tax assets:
Net operating loss carry-forwards               $ 6,551,164                $ 5,235,117
Provisions                                          130,997                    143,478
                                                -----------                -----------
Total deferred tax assets                         6,682,161                  5,378,595

Valuation allowance                              (6,682,161)                (5,378,595)
                                                -----------                -----------
Total net deferred tax assets                   $        --                $        --
                                                ===========                ===========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

         As of December 31, 2000, the Company had operating loss carry-forwards of $2,617,000 expiring in 2020 in the United States and $15,582,000 in Australia. Utilization of the net operating loss carry-forward is subject to an annual limitation due to the ownership change limitations in accordance with Division 165 and Division 166 of the Australian Income Tax Assessment Act 1997. The limitation may result in the expiration of net operating losses before utilization.

         NOTE 7. DEFINED CONTRIBUTION PLAN

         On behalf of its Australian employees, the Company contributes to a defined contribution plan on the basis of varying percentages of employees' salaries. The Company is only obligated to make contributions while the participants remain employees of the Company. The Company contributed $78,019, $85,421 and $92,235 for the three years ended December 31, 2000, 1999 and 1998 respectively.

         NOTE 8. RESTRICTED CASH

         The Company is the trustee of a bank account related to the use of its Transcard multi-program software product. When consumers using the system transfer funds to their cards, the funds are deposited into this trust account. The funds are debited from the account electronically and paid to merchants when transaction information relating to cardholder usage is downloaded from merchants through a central host processing system. The Company is not entitled to the funds other than in specified circumstances such as when cards are inactive or expired. Consequently, an amount corresponding to the trust account balance is recorded as a current liability. The trust account had an ending balance of $204,243, and $157,685 December 31, 2000 and 1999 respectively.

         In addition, the Company had restricted cash of $18,022, and $20,369 as of December 31, 2000 and 1999, respectively, related to an amount held as security for an operating lease.

         NOTE 9. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

         The Company provides loyalty software technology for retailers and card issuing banks in North America and Australia. As of December 31, 2000, Catuity is organized and operates in one business segment, providing loyalty software for retailers and card issuing banks. This was determined primarily on how the chief operating decision maker views and evaluates Catuity's business. Two U.S. customers represented 72% and 10% of total revenue for the year ended December 31, 2000. Three Australian customers represented 49%, 30% and 10% of total revenue for the year ended December 31, 1999. Three Australian customers represented 45%, 18% and 15% of total revenue for the year ended December 31, 1998.

         The following table shows total revenue and long-lived assets by geographic area.

                             2000                           1999                            1998
                             ----                           ----                           -----
                  Long-Lived        Total        Long-Lived        Total        Long-Lived         Total
                   Assets         Revenues         Assets         Revenues         Assets         Revenues
                  --------        --------        --------        --------        --------        --------
Australia         $145,949        $125,056        $242,038        $638,382        $170,890        $291,533
       U.S        $ 90,883        $618,850        $     --        $     --        $     --        $     --
                  --------        --------        --------        --------        --------        --------
     Total        $236,832        $743,906        $242,038        $638,382        $170,890        $291,533
                  ========        ========        ========        ========        ========        ========

         NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             Three Months Ended
                                    ----------------------------------------------------------------------
                                      March 31            June 30         September 30         December 31
                                        2000                2000              2000                2000
                                    ----------------------------------------------------------------------
Total revenues                      $    32,028         $   221,572         $   346,061         $   144,245
Total costs and expenses (1)          2,262,157            (357,486)          1,277,847           1,444,348
                                    -----------         -----------         -----------         -----------
Operating Income/(Loss)              (2,230,129)            579,058            (931,786)         (1,300,103)
Total Other Income/(Expense)             34,722              27,432              48,774              88,127
                                    -----------         -----------         -----------         -----------
Income (Loss) Before
 Extraordinary Item                 ($2,195,407)        $   606,490         ($  883,012)        ($1,211,976)
Extraordinary loss on Early
 Extinguishment of Debt                      --                  --            (127,446)                 --
                                    -----------         -----------         -----------         -----------
Net Income/(loss)                   ($2,195,407)        $   606,490         ($1,010,458)        ($1,211,976)
                                    ===========         ===========         ===========         ===========
Net Income (loss) per
 share-basic & diluted              ($     0.33)        $      0.09         ($     0.14)        ($     0.15)
                                    ===========         ===========         ===========         ===========
                                                             Three Months Ended
                                    ----------------------------------------------------------------------
                                      March 31            June 30         September 30         December 31
                                        1999                1999               1999                1999
                                    ----------------------------------------------------------------------
Total revenues                      $    84,071         $   361,384         $   187,509         $     5,418
Total costs and expenses (2)          1,507,540           1,002,413           1,681,791           2,616,042
                                    -----------------------------------------------------------------------
Operating loss                       (1,423,469)           (641,029)         (1,494,282)         (2,610,624)
Total Other Income/(Expense)            (43,635)            (24,359)             14,701              12,613
                                    -----------------------------------------------------------------------
Net Loss                            ($1,467,104)        ($  665,388)        ($1,479,581)        ($2,598,011)
                                    ===========         ===========         ===========         ===========
Net Loss per share-basic &
 diluted                            ($     0.28)        ($     0.12)        ($     0.23)        ($     0.39)
                                    ===========         ===========         ===========         ===========


----------------

(1) Includes variable stock compensation expense (benefit) of $1,154,391 ($1,369,314), ($6,033), and ($495,236) in the three month periods ended
     March 31, June 30, September 30, and December 31, 2000 respectively. The Company recorded a correcting entry of $746,272 to reduce its variable stock compensation expense for the three month period ended June 30, 2000 and an increase of $377,893 in its expense for the three months ended March 31, 2000. The amounts in each quarter in the table above reflect the correcting entry in the proper periods.

(2) Includes variable stock compensation expense of $942,883, $227,713, $323,160 and $981,419 in three month periods ended March 31, June 30, September 30, and December 31, 1999 respectively.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth our executive officers and directors, and their ages as of March 15, 2001.

         Name                       Age     Position(s)
         -----                      ---     -----------
         David L. Mac.Smith         50      Director and Chairman (2)

         Michael V. Howe            52      Director, President and Chief Executive Officer (2)

         Alexander S. Dawson        57      Director(1),(2)

         Duncan P.F. Mount          53      Director(1)

         Alan L. Gilman             57      Director(1),(2)

         Robert C. Robins           59      Director

         John H. Lowry III          53      Vice President, Chief Financial Officer, Treasurer and
                                            Secretary

         Jonathan R.E. Adams        34      Vice President -- Product Development

         Benjamin A. Garton         38      Vice President -- Implementation and Technical Support

         Robert Kosnik              48      Vice President -- Sales and Marketing

         (1) Member, Audit Committee
         (2) Member, Compensation Committee

              David L. Mac. Smith is our founder and currently our Chairman of the Board. He has been the Chief Executive Officer and Managing Director of CAT, our wholly owned subsidiary, since November 1992. In December 1999, he became our President and CEO pending the appointment of a new President and CEO. In January 2000, he resigned as our President and CEO and became our Chairman. Prior to November 1992, he was the founder and, from 1982 to 1991, CEO of Technology Investment Management Limited, a funds management company with specific focus on technology related businesses. He has a Bachelor of Law degree from the Australian National University.

              Michael V. Howe has served as our President and Chief Executive Officer since January 2000. From December 1995 through December 1999, he was the Director of Marketing Communications for United Airlines, responsible for the United Mileage Plus loyalty rewards program and the United partnership program. Prior to joining United Airlines, he served as the Chief Executive Officer of Young and Rubicam Advertising in Detroit, Michigan from October 1990 to November 1995. He has a Bachelor of Business Administration from John Carroll University and a Master of Business Administration from Michigan State University.

               Alexander S. Dawson is currently one of our non-employee Directors. He served as the Chairman of CAT, our wholly owned subsidiary, from November 1992 to December 1999. From April 1987 to January 1991, he was Chief Executive Officer of Arnotts Ltd., Australia's largest biscuit and snack food manufacturing company. From January 1988 to December 1990, he was a member of the Business Council of Australia. He served as Chairman of United Distillers (Australasia) Limited from August 1994 to March 1996. He has a Bachelor of Commerce degree from the University of New South Wales and a Master of Business Administration from Columbia University.

              Duncan P.F. Mount is currently one of our non-employee Directors. He served as a non-employee Director of CAT, our wholly owned subsidiary, from March 1999 to December 1999. From October 1996 to September 1999, he was the Asian adviser to CEF.TAL Investment Management Limited, a Hong Kong based joint venture between the Canadian Imperial Bank of Commerce, Cheung Kong Holdings Limited and TAL Investment Counsel.

         He spent 17 years in Hong Kong as the Managing Director of Gartmore Investment Management Limited, from May 1980 to October 1988, and as managing director of CEF Investment Management Limited from May 1988 to October 1996, entities which are fund management and investment companies. From October 1996 to December 1998, he was Managing Director of CEF.TAL Australia Limited. He holds a Bachelor and Master of Arts degree in Economics and Law (Hons) from Cambridge University.

              Alan L. Gilman joined the Board of Directors on July 1, 2000 following his retirement from Arthur Andersen LLP. For 22 years prior to retirement, Mr. Gilman was a partner with Arthur Andersen LLP and specialized in the retail industry. Most recently he managed the Arthur Andersen Competency Center, specializing in retail consulting. From September 1992 to August 1999 he served as the managing partner of Senn-Delaney, a unit of Arthur Andersen specializing in the retail industry. In addition to his role with Senn-Delaney, he held worldwide leadership responsibility for Arthur Andersen's retail industry and consumer products activities. Prior to September 1992, he was an Audit Partner at Arthur Andersen focusing primarily on retail distribution and advertising. Mr. Gilman is also serving as the chairman of the Audit Committee of the Board.

              Robert C. Robins joined the Board of Directors on October 9, 2000 following his retirement from Visa USA. He is currently an Executive Vice President of Business Development with National Processing Corporation. Mr. Robins was Executive Vice President of Visa USA in charge of the bank card association's division that markets Visa products and services to merchants across the United States. Prior to that he spent seven years in various sales and marketing management positions with American Cyanamid Company. He also was with Alba Inc. and the Nestle Corporation in both field sales and corporate management positions.

              John H. Lowry III has served as our Vice President and Chief Financial Officer since May 2000 and since July, has also served as Secretary and Treasurer. From August 1992 to January 2000, he was Vice President Finance for Kelly Services, a Michigan based publicly held staffing services company, responsible for all financial activities for operations of over 500 staffing offices in 190 cities with annual sales exceeding $800 million. From August 1982 to July 1992 he was Corporate Controller and Senior Financial Officer for Crain Communications, a magazine publishing company in Michigan. Prior to this he was a Senior Manager at Arthur Anderson. He holds a Masters degree in Business Administration and a Bachelor of Engineering degree from the University of Michigan.

              Jonathan R.E. Adams is our Vice President--North American Implementation and Technical Services. From May 1996 to July 1998 he was the Director, Financial Markets, for Schlumberger Smart Cards and Systems based in New Jersey. From June 1994 to May 1996 he worked with MBNA America Corporation in strategic planning, involved with card system implementation and electronic commerce. He holds a Bachelor of Arts degree from Washington College and Master of Business Administration from Georgetown University.

              Benjamin A. Garton is currently Vice President--Product Management & Development. He served in the same role with CAT, our wholly owned subsidiary, from March 1999 to December 1999. From November 1996 to February 1999 he was Manager of Development for CAT and from September 1994 to October 1996 he was a Senior Systems Analyst for CAT. From October 1992 to August 1994, he was Development Manager at Citibank Australia with responsibilities for electronic funds transfer switching systems.

              Robert Kosnik has served as our Vice President of Sales and Marketing since June 2000. Rob has twenty-five years of experience in sales and marketing in the computer industry. For the five years prior to joining Catuity he was the founder and President of Bronto Vision, a systems integrator and provider of high end 3-D computer animation systems. He also spent two and one half years as the Director of Marketing for Macro Computer Products, a provider of high end, redundant computer systems. Prior to that he spent six years in various sales and marketing positions at Digital Equipment Corporation. He holds a bachelors degree from Albion College.

              Each of our directors holds office until the next annual meeting of stockholders or until his successor has been duly elected or qualified or until his earlier death, resignation or removal. Executive Officers are appointed by, and serve at the discretion of, our board of directors.

              Our board of directors has an audit committee. The audit committee, among other things, makes recommendations to the board of directors concerning the engagement of independent auditors and monitors the results of our operating and internal controls as reported by management and the independent auditors.

              Effective February 26, 2001, the board of directors established a compensation committee. The compensation committee is responsible for establishing the compensation levels for our executive officers. Members of the committee who are also executive officers do not participate in discussions or decisions about their own compensation level or changes in it. In recommending and determining compensation, the committee considers independent studies of comparable remuneration packages. Incentives in the form of stock options are generally offered.

         ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the section entitled "Director Compensation" and the section entitled "Summary Compensation Table" of the registrant's 2000 Proxy Statement.


         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the section entitled "Ownership of Securities" of the registrant's 2000 proxy Statement.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the registrant's 2000 Proxy Statement.

                                     PART IV


         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

         (a) The following documents are filed as part of this report:

         1.     All Financial Statements:

                The following financial statements are filed as part of this report under Item 8 - "Financial Statements and Supplementary Data."

                Report of Independent Auditors ...................        22

                Consolidated Balance Sheet .......................        23

                Consolidated Statement of Operations .............        24

                Consolidated Statement of Cash Flows .............        25

                Consolidated Statement of Shareholders' Equity ...        26

                Notes to Consolidated Financial Statements .......        27

         2.   Financial Statement Schedules:

              All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial statements and notes thereto in Item 8 above.


SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
CATUITY, INC.

Column A                                          Column B      Column C        Column D      Column E
--------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                  BALANCE AT    CHARGED TO                     BALANCE
                                                  BEGINNING     COSTS AND     DEDUCTIONS-      AT END
DESCRIPTION                                       OF PERIOD     EXPENSES      DESCRIBE         OF PERIOD
Year Ended December 31, 2000
     Valuation allowance for trade receivable     $  157,704    $   44,421    ($157,704)(1)   $   44,421
     Valuation allowance for deferred tax assets   5,378,595     1,303,566                     6,682,161

Year Ended December 31, 1999
     Valuation allowance for trade receivable             --       157,704           --          157,704
     Valuation allowance for deferred tax assets   4,546,419       832,176                     5,378,595

Year Ended December 31, 1998
     Valuation allowance for trade receivable             --            --           --               --
     Valuation allowance for deferred tax assets   3,896,107       650,312                     4,546,419

--------------------------------------------------------------------------------
(1) uncollectible accounts written off

         3. EXHIBITS

           The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Catuity shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

         Exhibit
         Number                   Description
         -------  --------------------------------------------------------------
         1        Not applicable
         2        Not applicable
         3(a)     Registrant's Certificate of Incorporation, which appears as
                  Exhibit 3.3 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         3(b)     Registrant's Certificate of Amendment to the Certificate of
                  Incorporation, which appears as Exhibit 3.4 to Registrant's
                  Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         3(c)     Registrant's By-Laws, which appears as Exhibit 3.5 to
                  Registrant's Form 10-12G filed March 21, 2000, which is
                  incorporated herein by reference.
         3(d)     Certificate of Registration of Card Technologies Australia
                  Limited, which appears as Exhibit 3.1 to Registrant's Form
                  10-12G filed March 21, 2000, which is incorporated herein by reference.
         3(e)     Certificate of Registration on change of name from Card
                  Technologies Australia Limited to Chip Application
                  Technologies Limited, which appears as Exhibit 3.2 to
                  Registrant's Form 10-12G filed March 21, 2000, which is
                  incorporated herein by reference.
         4        Not applicable
         5-8      Not applicable
         9        None
         10(a)    Registrant's stock option Plan, which appears as Exhibit 10.25 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference. 10(b) Registrant's 2000
                  Director Stock Option Plan, which appears as Exhibit 4.2 to
                  Registrant's Form S-8 filed December 20, 2000, which is incorporated herein by reference.
         10(c)    Employment agreement of Michael V. Howe, which appears as
                  Exhibit 10.3 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(d)    Executive services agreement of David L. Machettie Smith,
                  which appears as Exhibit 10.4 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(e)    Deed of employment of Benjamin Garton, which appears as
                  Exhibit 10.5 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(f)    Deed of employment of John Weihen, which appears as Exhibit
                  10.7 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(g)    Services agreement of Jonathan Adams, which appears as Exhibit
                  10.8 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(h)    Services agreement of Carl H. Fisher, which appears as Exhibit
                  10.9 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(i)    Employment agreement of John H. Lowry III, which appears as
                  Exhibit 10.10 to Registrant's Form 10-12G filed March 21,
                  2000, which is incorporated herein by reference.
         10(j)    Employment agreement of Robert Kosnik, which appears as
                  Exhibit 10.26 to Registrant's Form 10-12G filed August 11,
                  2000, which is incorporated herein by reference.
         10(k)    Put and Call Option Deed of A.S. Dawson in Respect of Shares
                  of Chip Application Technologies Limited, which appears as
                  Exhibit 10.1 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(l)    Share Option Deed of A.S. Dawson in Respect of Shares of
                  NovaTec Inc.,which appears as Exhibit 10.2 to Registrant's
                  Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(m)    Lease for premises located at 68-72 Wentworth Avenue Surry
                  Hills, New South Wales, Australia, which appears as Exhibit
                  10.11 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

         10(n)    Lease for premises located at 2711 East Jefferson Avenue,
                  Detroit, Michigan, which appears as Exhibit 10.12 to
                  Registrant's Form 10-12G filed March 21, 2000, which is
                  incorporated herein by reference.
         10(o)    Research and Development Start Grant for Chip Application
                  Technologies Limited, which appears as Exhibit 10.13 to
                  Registrant's Form 10-12G filed March 21, 2000, which is
                  incorporated herein by reference.
         10(p)    Smart Loyalty Technical Work Group Agreement between Visa
                  U.S.A. and Chip Application Technologies limited, which
                  appears as Exhibit 10.14 to Registrant's Form 10-12G filed
                  March 21, 2000, which is incorporated herein by reference.
         10(q)    Partner Program Loyalty Services Agreement between Visa
                  International Service Association and Chip Application,
                  Technologies Limited, which appears as Exhibit 10.15 to
                  Registrant's Form 10-12G filed March 21, 2000, which is
                  incorporated herein by reference.
         10(r)    Software Remarketing Agreement between IBM and Chip
                  Application Technologies Limited, which appears as Exhibit
                  10.16 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(s)    Marketing Support Plan between IBM and Chip Application
                  Technologies Limited, which appears as Exhibit 10.17 to
                  Registrant's Form 10-12G filed March 21, 2000, which is
                  incorporated herein by reference.
         10(t)    Operation Reseller Agreement between Catuity Inc. and Data Pro
                  Accounting Software, Inc., which appears as Exhibit 10.18 to
                  Registrant's Form 10-12G filed March 21, 2000, which is
                  incorporated herein by reference.
         10(u)    Sun Microsystems Computer Company and Chip Application
                  Technologies Limited Joint Marketing Agreement, which appears as Exhibit 10.19 to Registrant's Form 10-12G filed March 21,
                  2000, which is incorporated herein by reference.
         10(v)    Cooperative Agreement between Chip Application Technologies
                  Limited and Global Transaction Company, which appears as
                  Exhibit 10.20 to Registrant's Form 10-12G filed March 21,
                  2000, which is incorporated herein by reference.
         10(w)    Technology Partnership Agreement between Chip Application
                  Technologies Limited and Gemplus Technologies Asia Pte Ltd.,
                  which appears as Exhibit 10.21 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by
                  reference.
         10(x)    Memorandum of Understanding between De La Rue Cartes et
                  Systemes and Chip Application Technologies Limited, which
                  appears as Exhibit 10.22 to Registrant's Form 10-12G filed
                  March 21, 2000, which is incorporated herein by reference.
         10(y)    Loan Repayment and Option Agreement among Chip Application
                  Technologies Limited, Health Group Australia Pty Limited and
                  Industrial Superannuation Administration Services Limited,
                  which appears as Exhibit 10.23 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by
                  reference.
         10(z)    Form of Indemnification Agreement, which appears as Exhibit
                  10.24 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         10(aa)   Form of Stock option Plan and Form of Stock Option Agreement under Plan, which appears as Exhibit 10.25 to Registrant's
                  Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
         11       Not applicable
         12       Not applicable
         13-17    Not applicable
         18       None
         19-20    Not applicable
         21       Subsidiaries of Registrant as of March 15, 2001
         22       None
         23.1     Consent of Independent Auditors
         24       Powers of Attorney Contained on Page 47 of this Annual Report on Form 10-K and incorporated herein by reference.
         25-27    Not applicable
         99.1     Audit Committee Charter, which appears as Exhibit Registrants
                  99.1 to Registrant's Form 10-Q filed November 14, 2000, which is incorporated herein by reference.

         b) Reports on Form 8-K
              None

         SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  March 27, 2001        CATUITY INC.


                                      By:   /s/John H. Lowry
                                      --------------------------------------
                                            John H. Lowry
                                           Vice President, CFO and Secretary

                                POWER OF ATTORNEY

         Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints John H. Lowry his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title(s)                               Date
         ---------                                   --------                               ----
     /s//David L. Mac. Smith                Chairman and Director                       March 27, 2001
------------------------------------
         David L. Mac. Smith


      /s/Michael V. Howe                    President, CEO and Director                 March 27, 2001
------------------------------------
         Michael V. Howe


      /s/Alexander S. Dawson                Director                                    March 27, 2001
------------------------------------
         Alexander S. Dawson


      /s/Duncan P F. Mount                  Director                                    March 27, 2001
------------------------------------
         Duncan P. F. Mount


      /s/Alan L. Gilman                     Director                                    March 27, 2001
------------------------------------
         Alan L. Gilman


      /s/Robert C. Robins                   Director                                    March 27, 2001
------------------------------------
         Robert C. Robins


      /s/John H. Lowry                      Vice President, CFO and
------------------------------------        Secretary                                   March 27, 2001
         John H. Lowry

                                 Exhibit Index
                                 -------------

Exhibit No.             Description
-----------             -----------
    21                  Subsidiaries of Catuity, Inc.

    23.1                Consent of Independent Auditors