Form 10-Q
period 2001-03-31
CATUITY INC
filed 2001-05-15
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   (Mark One)

         ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2001.

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

Common stock outstanding - 7,897,619 shares as of April 15, 2001

                                      INDEX

                                  CATUITY INC.

                                                                                                        PAGE
                                                                                                         NO.

Part I.  Financial Information

   Item 1.   Financial Statements (Unaudited)

             Consolidated balance sheets -- March 31, 2001 and December 31, 2000                          3

             Consolidated statements of operations -- Three months ended                                  4
             March 31, 2001 and 2000

             Consolidated statements of cash flows -- Three months ended                                  5
             March 31, 2001 and 2000

             Notes to consolidated financial statements -- March 31, 2001                                 6

   Item 2.   Management's Discussion and Analysis of Financial                                            9
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk                                      14

Part II.     Other Information                                                                           14

   Item 1.   Legal Proceedings                                                                           14

   Item 2.   Changes In Securities and Use of Proceeds                                                   14

   Item 4.   Submission of Matters to a Vote of Security Holders                                         14

   Item 6.   Exhibits and Reports on Form 8-K                                                            14

Signatures                                                                                               15

Part I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEET

                                                              MARCH 31,         DECEMBER 31
                                                                2001               2000
                                                           ---------------------------------
                       ASSETS                                (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                $  6,975,381         $  8,558,843
  Accounts receivable, less allowance of $39,000 at             174,785              111,698
     March 31, 2001, $44,000 at December 31, 2000
  Restricted cash                                               329,656              222,265
  Prepaid expenses and other                                    173,865              370,357
                                                           ------------         ------------
Total current assets                                          7,653,687            9,263,163

  Property and equipment, net                                   228,683              236,832
                                                           ------------         ------------
Total assets                                               $  7,882,370         $  9,499,995
                                                           ============         ============

            LIABILITIES AND STOCKHOLDERS'
                       EQUITY
Current Liabilities:
  Accounts payable                                         $    208,912         $    378,983
  Deferred revenue                                               18,544               67,000
  Accrued compensation                                          241,674              122,134
  Other accrued expenses                                        313,966              483,406
  Trust liability                                               314,019              204,243
                                                           ------------         ------------
Total current liabilities                                     1,097,115            1,255,766

Accrued compensation                                             43,613               50,231

Stockholders' equity:
  Common stock - $.001 par value                                  7,898                7,870
    Authorized - 100 million shares Issued
    and outstanding - 7,897,619 at March
    31, 2001 and 7,869,619 at December 31, 2000
  Additional paid-in capital                                 31,831,661           32,626,916
  Shareholder loans                                            (757,733)            (757,733)
  Foreign currency translation                                 (421,417)            (265,067)
  Accumulated deficit                                       (23,918,767)         (23,417,988)
                                                           ------------         ------------
Total stockholders' equity                                    6,741,642            8,193,998
                                                           ------------         ------------
Total liabilities and stockholders' equity                 $  7,882,370         $  9,499,995
                                                           ============         ============


See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                           -------------------------------
                                                               2001               2000
                                                           -------------------------------
                                                           (UNAUDITED)        (AS RESTATED)
Revenues:
Software modification revenue                              $    64,922         $        --
Service revenue                                                 80,303              32,028
License  revenue                                                    --                  --
                                                           -----------         -----------
Total revenues                                                 145,225              32,028

Operating costs and expenses:
Product development                                            507,325             339,125
Sales and marketing                                            519,152             397,389
General and administrative                                     500,971             371,252
General and administrative - variable stock
   compensation                                               (836,272)          1,154,391
                                                           -----------         -----------
Total operating costs and expenses                             751,176           2,262,157
                                                           -----------         -----------

Operating loss                                                (605,951)         (2,230,129)
                                                           -----------         -----------

Other income/(expense):
Interest income                                                105,172              59,314
Interest expense - related party                                    --             (24,592)
                                                           -----------         -----------
Total other income/(expense)                                   105,172              34,722
                                                           -----------         -----------

Loss before taxes                                             (500,779)         (2,195,407)
Provision for income taxes                                          --                  --
                                                           -----------         -----------
Net Loss                                                   $  (500,779)        $(2,195,407)
                                                           ===========         ===========

Net loss per share - basic and diluted                     $     (0.06)        $     (0.33)
Weighted average shares outstanding-basic & diluted          7,869,716           6,737,497

See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
                                                             -------------------------------
                                                                2001               2000
                                                             -------------------------------
                                                            (UNAUDITED)        (AS RESTATED)
Cash flows from operating activities:
Net loss                                                    $  (500,779)        $(2,195,409)
Adjustments used to reconcile net loss to net cash
used in operating activities:
Stock based compensation                                       (836,272)          1,154,391
Depreciation and amortization                                    28,113              30,943

Changes in assets and liabilities:
   Accounts receivable                                          (63,087)            180,919
   Other assets, net                                             89,101              51,808
   Accounts payable                                            (170,071)           (228,694)
   Accrued expenses and other liabilities                         4,802            (108,566)
                                                            -----------         -----------
Net cash used in operating activities                        (1,448,193)         (1,114,608)
                                                            -----------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                           (19,964)            (15,475)
                                                            -----------         -----------
Net cash used in investing activities                           (19,964)            (15,475)
                                                            -----------         -----------

Cash flows from financing activities:
   Issuance of common stock, net of expenses                     41,045              83,308
                                                            -----------         -----------
Net cash provided by financing activities                        41,045              83,308
                                                            -----------         -----------

Foreign exchange effect on cash                                (156,350)           (375,830)
                                                            -----------         -----------
Net increase/(decrease) in cash and cash equivalents         (1,583,462)         (1,422,605)
Cash and cash equivalents, beginning of period                8,558,843           5,269,757
                                                            -----------         -----------
Cash and cash equivalents, end of period                    $ 6,975,381         $ 3,847,152
                                                            ===========         ===========


                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2001 (UNAUDITED)




1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current year presentation.

General and administrative - variable stock compensation expense for the three month period ended March 31, 2000 has been restated to properly reflect an expense of $1,154,391 versus the $776,498 that was incorrectly reported in the Company's Amendment Number 2 to Form 10 filed May 15, 2000. The incorrect expense was determined and disclosed in the Company's Form 10-Q for the three and nine month periods ended September 30, 2000 and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

                                  CATUITY INC.

2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2001 and 2000.

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                             2001               2000
                                           ----------------------------
Numerator:
   Net loss                                $(500,779)       $(2,195,407)
                                           =========        ===========

Denominator:
   Denominator for basic
     and diluted earnings
     per share - weighted
     average shares
     outstanding                           7,869,716          6,737,497
                                           =========        ===========
   Basic and diluted loss
     per share                             $   (0.06)       $     (0.33)
                                           =========        ===========


For the three month period ended March 31, 2001, a total of 28,000 options were exercised at prices ranging from $1.48 to $1.53 resulting in the Company receiving cash proceeds of $41,045.

                                  CATUITY INC.

3. COMPREHENSIVE LOSS


Total comprehensive loss is summarized as follows:

                                     THREE MONTHS ENDED
                                          MARCH 31
                                  2001                2000

Net loss                        $(500,779)        $(2,195,407)
   Foreign currency
   translation                   (156,350)            305,831
                                ---------         -----------

Total comprehensive loss        $(657,129)        $(2,501,238)
                                =========         ===========


4. LEGAL PROCEEDINGS

On July 21, 2000 Welcome Real-Time SA filed an Application and Statement of Claim in the Federal Court of Australia claiming breach of an Australian Patent issued to Welcome Real-Time SA on July 31, 1997 and seeking a permanent injunction restraining Catuity Inc. and its subsidiaries Chip Application Technologies Limited and CiT Cards (Australia) Limited during the term of the Patent from infringing the stated Patent. The application seeks damages, or at the Applicants option, an accounting of profits with respect to all infringements of the Patent and payment of the sum found due plus interest.

The Company does not believe the Claim is valid and has vigorously defended its position. On May 14, 2001, the trial, wherein Catuity defended its position, has been completed and the parties are waiting for the judge's ruling. The Company continues to believe that this action will not have a material effect on the Company's financial position or results of operations. All costs and expenses of this action have been expensed.

                                  CATUITY INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

Catuity develops, licenses and supports customer loyalty software that enables retailers and credit card issuing banks to establish and administer customer incentive and loyalty programs that are completely customizable to meet their unique needs. The Catuity system functions in both the internet (e-commerce) and in-store environments.

In the first three months of 2001, the Company's U.S. operations were fully established and actively supporting its international activities. In comparison, during the first three months of 2000, the Company's U.S. operations were in the early stages of becoming established. As a result, costs in the three month period ended March 31, 2001 rose significantly over those of 2000. This was anticipated and planned for by the Company.

During the three month period ended March 31, 2001, the Company signed three agreements with customers that are expected to further its progress in penetrating its market. License agreements were signed with FleetBoston Financial Corporation ("Fleet") to provide the Company's loyalty software application on Fleet's Visa smart card initiative, and with Global Consumer Technologies Inc. (`GCT') to utilize the Company's loyalty software on GCT's payment cards and loyalty cards. The Company also signed an agreement in principle for joint product development and marketing with Lynk Systems Inc. ("Lynk"), a company that provides a transaction processing services to merchants. The Company expects this agreement to result in the development of a magnetic stripe version of the Company's loyalty software application that will provide Lynk with value added services for its customers. Under the agreement, loyalty related revenues will be shared between Lynk and Catuity and Catuity may license the software to merchants that do not receive their transaction processing services from Lynk.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


The Company continues to be in various stages of discussions with other Visa card issuing banks regarding the use of its loyalty application in their smart card initiatives. Catuity continues to be the only Visa approved provider of loyalty on Visa's smart card. In addition, the Company continues in various stages of discussion with other card associations, card transaction processors, card issuers, independent sales organizations, and merchants regarding the licensing of its loyalty software.

For further information regarding the Company's market, product and future prospects, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


REVENUE

Revenue in the three month period ended March 31, 2001 increased to $145,000 from $32,000 in the three month period ended March 31, 2000. In 2001, approximately $65,000 of revenue was related to software modification activities for U.S. customers, while an additional $65,000 related to service revenues for installation, training and maintenance efforts on behalf of U.S. customers. Australian based service revenue, which represented all of the $32,000 reported revenues in 2000, declined to $15,000 in 2001.

The Company continues to anticipate that revenue in the three month period ending June 30, 2001 will be modest due to the time required to achieve signed contracts and the time involved between contract signing and the generation of transaction based revenue. Revenue for the three month period ending June 30, 2001 is expected to be principally from service and software development activities.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


PRODUCT DEVELOPMENT

Product development expenses principally consist of the costs associated with the Company's software development team in Sydney, Australia and implementation services staff and facilities in the U.S. For the three month period ended March 31, costs increased from $339,000 in 2000 to $507,000 (+50%) in 2001 primarily due to the costs associated with the service and implementation team and facility based in the U.S. In 2001, approximately $259,000 of the $507,000 product development expense related to costs from U.S. based implementation services activities and facilities, while in 2000, U.S. based costs were approximately $48,000.


SALES AND MARKETING

Sales and marketing expenses rose from $397,000 in the three month period ended March 31, 2000 to $579,000 in 2001. The increase of $182,000, or 46%, was principally due to the U.S. based sales and marketing personnel in place in the three month period ended March 31, 2001 that did not exist in 2000. Sales related expenses in 2000 were primarily related to the expense of an outside contractor actively involved in introducing potential customers to the Company and the costs of Australian based personnel involved in U.S. sales activities.

The Company expects its sales and marketing costs later this year to increase above the level in the three month period ended March 31, 2001. Personnel are expected to be hired to fill planned positions that are currently vacant. The Company intends to increase its sales and marketing resources to meet its market opportunity.


GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs related to executive, financial and administrative personnel, outside professional services, patents and intellectual property defense including court actions, facilities and other general corporate overhead. Expenses for the three month period ended March 31, 2001 were $501,000 compared to $371,000 in the same period in 2000. The increase of $130,000 (+35%) relates primarily to the fact that the Company's U.S. Headquarters was in full operation during the first quarter of 2001, while it had only begun to be established in the first quarter of 2000. Outside professional services expense increased in 2001 over 2000 due to approximately $110,000 of non recurring legal costs associated with the Company's patent infringement lawsuit.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


STOCK COMPENSATION

Stock compensation is a non-cash expense/(credit) that results from a non recourse loan awarded to an executive in order to purchase stock and a stock option award to another executive of the Company. The non recourse loan is treated as variable and variable accounting has been adopted. The stock option award to another executive was variable, but became fixed as of December 31, 2000. The expense/(credit) recorded each period is dependent on movements in the Company's price per share. For the three month period ended March 31, 2001, a credit of $836,000 was recorded due to downward movement in the Company's stock price and was related to the non recourse loan award. In the same period in 2000, an expense of $1,154,000 was recorded. Approximately $398,000 of the $1,154,000 related to expense associated with the variable stock option award while approximately $756,000 related to the non recourse loan award.


OTHER INCOME (EXPENSE)

Interest income increased by $46,000, from $59,000 for the three month period ended March 31, 2000 to $105,000 in 2001. The increase in interest income is primarily attributable to higher cash balances invested in interest bearing accounts during the three month period ended March 31, 2001.

In the three month period ended March 31, 2001, the Company had no long-term debt and no interest expense. $25,000 of interest expense was recorded in the three month period ended March 31, 2000 related to a long-term debt that the Company repaid in July 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the company had $6,975,000 in cash and cash equivalents, a decrease of $1,583,000 from December 31, 2000.

Net cash used in operating activities was $1,448,000 for the three month period ended March 31, 2001 compared with $1,115,000 for the three month period ended March 31, 2000. The increase in the use of cash was expected, and was primarily due to the increase in expenses associated with the establishment of the Company's headquarters and staff in the U.S. that began in the three month period ended March 31, 2000.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


During the three month period ended March 31, 2001 the Australian dollar continued to weaken against the U.S. dollar. This resulted in a negative foreign currency effect on cash of approximately $156,000.

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

                                  CATUITY INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


The Company is exposed to foreign currency exchange rate risk inherent in its sales, expenses, assets and liabilities that are denominated in the Australian dollar. To date, the Company has not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. The Company does not expect to employ these or other strategies to hedge the risk in the foreseeable future.

As of March 31, 2001 and 2000 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $662,000 and $3,556,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $66,200 and $355,600.

The Company is also exposed to interest rate risk on its investment portfolio, which is affected by changes in the general level of interest rates in the United States and Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.



                            PART II OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

See notes to financial statements

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

See notes to financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K

           (a)    Exhibit  Description

                  None

           (b) The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001.

                                  CATUITY INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           By:   /s/ Michael V. Howe
                                 ---------------------------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer


                           By:   /s/ John H. Lowry
                                 ---------------------------------------
                                 John H. Lowry
                                 Chief Financial Officer


Date:  May 15, 2001