Form 10-Q/A
period 2001-03-31
CATUITY INC
filed 2001-05-15
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                           -------------------------------
                                                               2001               2000
                                                           -------------------------------
                                                           (UNAUDITED)        (AS RESTATED)
Revenues:
Software modification revenue                              $    64,922         $        --
Service revenue                                                 80,303              32,028
License  revenue                                                    --                  --
                                                           -----------         -----------
Total revenues                                                 145,225              32,028

Operating costs and expenses:
Product development                                            507,325             339,125
Sales and marketing                                            579,152             397,389
General and administrative                                     500,971             371,252
General and administrative - variable stock
   compensation                                               (836,272)          1,154,391
                                                           -----------         -----------
Total operating costs and expenses                             751,176           2,262,157
                                                           -----------         -----------

Operating loss                                                (605,951)         (2,230,129)
                                                           -----------         -----------

Other income/(expense):
Interest income                                                105,172              59,314
Interest expense - related party                                    --             (24,592)
                                                           -----------         -----------
Total other income/(expense)                                   105,172              34,722
                                                           -----------         -----------

Loss before taxes                                             (500,779)         (2,195,407)
Provision for income taxes                                          --                  --
                                                           -----------         -----------
Net Loss                                                   $  (500,779)        $(2,195,407)
                                                           ===========         ===========

Net loss per share - basic and diluted                     $     (0.06)        $     (0.33)
Weighted average shares outstanding-basic & diluted          7,869,716           6,737,497

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