Form 10-Q
period 2001-06-30
CATUITY INC
filed 2001-08-14
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   (Mark One)

             ( X ) Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934.
                   For the quarterly period ended June 30, 2001.

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

                               Yes ( X ) No (   )

Indicate the number of shares outstanding of the each issuer's classes of stock as of the latest practical date:
Common stock outstanding - 7,906,619 shares as of July 31, 2001

                                      INDEX

                                  CATUITY INC.

                                                                                                  PAGE
Part 1.  Financial Information                                                                     NO.
   Item 1.  Financial Statements (Unaudited)

            Consolidated balance sheets - June 30, 2001 and December 31, 2000                       3

            Consolidated statements of operations - Three months ended                              4
            June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000

            Consolidated statements of cash flows - Six months ended                                5
            June 30, 2001 and 2000

            Notes to consolidated financial statements -June 30, 2001                               6

   Item 2.  Management's Discussion and Analysis of Financial                                      10
            Condition and Results of Operations

   Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                 14

Part II.  Other Information                                                                        14

   Item 1.  Legal Proceedings                                                                      14

   Item 2.  Changes In Securities and Use of Proceeds                                              15

   Item 4.  Submission of Matters to a Vote of Security Holders                                    15

   Item 6.  Exhibits and Reports on Form 8-K                                                       16

Signatures                                                                                         17

Part I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS




                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEET


                                                                              JUNE 30, 2001            DECEMBER 31, 2000
                                                                ---------------------------------------------------------
                            ASSETS                                              (UNAUDITED)
                            ------
Current Assets:
   Cash and cash equivalents                                                     $5,586,507                   $8,558,843
   Accounts receivable, less allowance of $40,000
     at June 30, 2001 and $44,000 at December 31, 2000                              321,809                      111,698

   Restricted cash                                                                  346,484                      222,265
   Prepaid expenses and other                                                       189,523                      370,357
                                                                ---------------------------------------------------------
Total current assets                                                              6,444,323                    9,263,163
   Property and equipment, net                                                      223,039                      236,832
                                                                ---------------------------------------------------------
Total assets                                                                     $6,667,362                   $9,499,995
                                                                =========================================================

                LIABILITIES AND STOCKHOLDERS'
                -----------------------------
                            EQUITY
                            ------
Current Liabilities:
   Accounts payable                                                                $261,988                     $378,983
   Deferred revenue                                                                  65,916                       67,000
   Accrued compensation                                                             170,072                      122,134
   Other accrued expenses                                                           742,236                      483,406
   Trust liability                                                                  330,050                      204,243
                                                                ---------------------------------------------------------
Total current liabilities                                                         1,570,262                    1,255,766

Accrued compensation                                                                 45,828                       50,231

Stockholders' equity:
   Common stock - $.001 par value                                                     7,904                        7,870
      Authorized - 100 million shares
      Issued and outstanding - 7,903,619 at June 30,
      2001 and 7,869,619 at December 31, 2000
   Additional paid-in capital                                                    32,191,328                   32,626,916
   Shareholder loans                                                               (757,733)                    (757,733)
   Foreign currency translation                                                    (341,411)                    (265,067)
   Accumulated deficit                                                          (26,048,816)                 (23,417,988)
                                                                ---------------------------------------------------------
Total stockholders' equity                                                        5,051,272                    8,193,998
                                                                ---------------------------------------------------------
Total liabilities and stockholders' equity                                       $6,667,362                   $9,499,995
                                                                =========================================================


See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30                          JUNE 30
                                             ----------------------------------------------------------------
                                                  2001            2000            2001            2000
                                             ----------------------------------------------------------------

                                                             (AS RESTATED)                   (AS RESTATED)
Revenues:
Software modification revenue                       44,306         197,000         109,228         197,000
Service revenue                                    119,444          24,572         199,747          56,600
                                             ----------------------------------------------------------------
Total revenues                                     163,750         221,572         308,975         253,600

Operating costs and expenses:
Product development                                303,734         225,888         552,416         517,093
Customer implementation & support                  199,736          46,010         458,373          93,930
Sales and marketing                                524,405         430,327       1,103,556         827,716
General and administrative                       1,000,557         309,603       1,501,537         680,855
General and administrative -
Variable stock compensation                        340,475      (1,369,314)       (495,797)       (214,923)
                                             ----------------------------------------------------------------
Total operating costs and expenses               2,368,907        (357,486)      3,120,085       1,904,671
                                             ----------------------------------------------------------------

Operating profit/(loss)                         (2,205,157)        579,058      (2,811,110)     (1,651,071)
                                             ----------------------------------------------------------------

Other income/(expense):
Interest income                                     75,110          50,367         180,282         109,681
Interest expense - related party                        --         (22,935)                        (47,527)
                                             ----------------------------------------------------------------
Total other income/(expense)                        75,110          27,432         180,282          62,154
                                             ----------------------------------------------------------------

Profit/(loss) before taxes                      (2,130,047)        606,490      (2,630,828)     (1,588,917)

Provision for income taxes                              --              --              --              --
                                             ----------------------------------------------------------------
Net Profit/(loss)                              $(2,130,047)       $606,490      (2,630,828)     (1,588,917)
                                             ================================================================

Net Profit/(loss) per share - basic and
diluted                                             $(0.27)          $0.09          $(0.33)         $(0.24)
Weighted average shares outstanding-basic &
diluted                                          7,900,553       6,748,869       7,885,368       6,742,300


See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30
                                                                                     ----------------------------------------
                                                                                            2001                2000
                                                                                     ----------------------------------------
                                                                                                             (AS RESTATED)
Cash flows from operating activities:
Net loss                                                                                $(2,630,828)          $(1,588,917)

Adjustments used to reconcile net loss to net cash
used in operating activities:
Stock based compensation                                                                   (495,797)             (214,923)
Depreciation and amortization                                                                52,441                62,548

Changes in assets and liabilities:
   Accounts receivable                                                                     (210,111)             (168,286)
   Other assets                                                                              56,615                64,890
   Accounts payable                                                                        (116,995)             (330,497)
   Accrued expenses and other liabilities                                                   427,088              (144,207)
                                                                                     ----------------------------------------
Net cash used in operating activities                                                    (2,917,587)           (2,319,392)
                                                                                     ----------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                       (38,648)              (46,002)
                                                                                     ----------------------------------------
Net cash used in investing activities                                                       (38,648)              (46,002)
                                                                                     ----------------------------------------

Cash flows from financing activities:
   Issuance of common stock, net of expenses                                                  60,243             1,574,047
                                                                                     ----------------------------------------
Net cash provided by financing activities                                                     60,243             1,574,047
                                                                                     ----------------------------------------

Foreign exchange effect on cash                                                             (76,344)             (532,342)
                                                                                     ----------------------------------------
Net decrease in cash and cash equivalents                                                (2,972,336)           (1,323,689)
Cash and cash equivalents, beginning of period                                             8,558,843             5,269,757
                                                                                     ----------------------------------------
Cash and cash equivalents, end of period                                                  $5,586,507            $3,946,068
                                                                                     ========================================

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2001 (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


Certain prior year amounts have been reclassified to conform with the current year presentation.

General and administrative - variable stock compensation expense for the three and six month periods ended June 30, 2000 has been restated to properly reflect a credit of $1,369,314 and a credit of $214,923 respectively versus the credit of $623,042 and expense of $153,456 that was originally reported in the Company's Form 10-Q. The incorrect expense was determined and corrected in the Company's Form 10-Q for the three and nine month periods ended September 30, 2000 and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The effect of the adjustment was to increase net profit by $746,272 (or $.11 per share) and $368,379 (or $.05 per share) for the three and six month periods ended June 30, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                                  CATUITY INC.

2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2001 and 2000.

                                              THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                    JUNE 30                                         JUNE 30
                                     2001                         2000                  2001                      2000
                              ---------------------------------------------------------------------------------------------------
Numerator:
   Net profit/(loss)                $(2,130,047)                 $606,490            $(2,630,828)             $(1,588,917)
                              ===================================================================================================

Denominator:


   Denominator for
      basic and
      diluted earnings
      per share -
      weighted average
      shares outstanding              7,900,553                 6,748,869              7,885,368                6,742,300
                              ===================================================================================================
   Basic and diluted
      profit/(loss)
      per share                          $(0.27)                    $0.09                 $(0.33)                  $(0.24)
                              ===================================================================================================


                                  CATUITY INC.

3. COMPREHENSIVE LOSS

Total comprehensive loss is summarized as follows:

                                             THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                  JUNE 30                                       JUNE 30
                                       2001                      2000                 2001                  2000
Net Profit /(loss)                   $(2,130,047)                 $606,490           $(2,630,828)         $(1,588,917)
   Foreign currency
   translation                            80,006                   (66,853)              (76,344)            (372,685)
                               ---------------------     ----------------------------------------------------------------

Total comprehensive
   profit/(loss)                     $(2,050,041)                 $539,637           $(2,707,172)         $(1,961,602)
                                     ============                 ========           ============         ============


4. LEGAL PROCEEDINGS

        On May 17, 2001, the judge in the Federal Court of Australia issued his judgment in the patent infringement lawsuit that Welcome Real Time
        (WRT), a French company and competitor to Catuity, had filed against Catuity in July 2000 in Australia related to the Transcard system and Catuity system. The judge ruled that the WRT patent was valid and that Catuity infringed on the patent in Australia. Catuity and its attorneys continue to believe that the Catuity software does not infringe on the WRT patent and have filed an appeal of the ruling.

        On July 24, 2001, the court ordered Catuity to refrain from infringing on the patent in Australia and to deliver any infringing physical devices in its possession in Australia to its attorneys by October 17, 2001 related to the Transcard system and Catuity system. Catuity and its Transcard customers had previously decided to terminate the Transcard system trial operations which utilize the infringing devices. As a result, this order will not impact Catuity's on-going operations. The judge ordered that WRT was entitled to damages suffered or, at its option, a measure of profitability made by Catuity of its operations in Australia. Catuity will provide, by September 17, 2001, a summary of Transcard's results of operations in Australia. The judge also ruled that Catuity pay certain of WRT's legal costs to date.

                                  CATUITY INC.

        In the three month period ended June 30, 2001, the Company recorded approximately $500,000 of non-recurring legal costs associated with the WRT lawsuit, potential damages arising from the lawsuit, and estimated costs of the Company's appeal. The Company has provided for its best estimate of all remaining costs associated with the patent infringement lawsuit as of June 30, 2001.

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

In the first six months of 2001, the Company's U.S. operations were established and actively supporting its U.S. and international activities. In comparison, during the first six months of 2000, the Company's U.S. operations were in the early stages of becoming established. As a result, costs in the three and six month periods ended June 30, 2001 increased over those of 2000. This was anticipated and planned for by the Company.

The loss for the three month period ended June 30, 2001 was $2,130,000 as compared to a profit of $606,000 for the three months ended June 30, 2000, a change of $2,736,000. The primary reasons for this difference are as follows:

    - The change of approximately $1,700,000 in non-cash expense from variable stock compensation, due to an increase in the Company's share price during the three month period ended June 30, 2001.
    - Approximately $500,000 of expense relating to costs incurred, or provided for, in the WRT lawsuit.
    - The fully established U.S. operations in 2001 versus 2000 that resulted in increased costs of approximately $450,000.

Each of the above items is discussed further in the sections that follow.

For further information regarding the Company's market, product and future prospects, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

REVENUE

Revenue in the three month period ended June 30, 2001 declined $58,000 from 2000. In the second quarter of 2000, significant effort was underway on modification work related to the Company's contract with Visa.

Revenue in the six month period ended June 30, 2001 increased to $309,000 from $254,000 in the six month period ended June 30, 2000. In 2001, approximately $109,000 of revenue was related to software modification activities for U.S. customers, while an additional $171,000 was related to service revenues for installation, training and maintenance efforts on behalf of U.S. customers. During the six month period ended June 30, 2000, approximately

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


$197,000 of revenue was from software modification activities and $24,000 was from service revenues for installation and training efforts on behalf of U.S. customers. Australian based service revenue, decreased to $29,000 in the six month period ended June 30, 2001 from $33,000 in the six month period ended June 30, 2000.

PRODUCT DEVELOPMENT

Product development expenses consist of the costs associated with the Company's software development team in Sydney, Australia. For the three month period ended June 30, costs increased 35% to $304,000 in 2001 from $226,000 in 2000. The principal source of the increase relates to grant revenue from the Australian government that was received in 2000 but not received in the same period in 2001. These grant revenues reduced product development expense in 2000.

For the six month period ended June 30, costs increased 7% to $552,000 in 2001 from $517,000 in 2000. The principal reason for the increase relates to the lack of receipt of grant revenue in the six month period ended June 30, 2001. Product development costs, exclusive of grant revenues, were approximately the same between the six month periods ended June 30, 2000 and 2001.

CUSTOMER IMPLEMENTATION AND SUPPORT

Customer implementation and support expenses consist of the costs associated with the Company's customer implementation and support staff and facilities located in Arlington, Virginia. For the three month period ended June 30, costs increased from $46,000 in 2000 to $200,000 in 2001. During the second quarter of 2000, the Company's U.S. activities were primarily concentrated on sales and marketing efforts, and establishing its headquarters, while the customer implementation and support staff and facilities were still in the process of becoming established. In the second quarter of 2001, there was increased implementation services activity with customers, which is reflected in the increase in service revenue in the period.

For the six month period ended June 30, costs increased 387% from $94,000 in 2000 to $458,000 in 2001. The principal reasons for the six month increase are consistent with the three month period increase.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


SALES AND MARKETING

For the three month period ended June 30, sales and marketing costs increased 22% from $430,000 in 2000 to $524,000 in 2001. Sales and marketing costs relate primarily to U.S. based activities. As a result, the increase was primarily related to growth in the U.S. sales and marketing staff.

Sales and marketing expenses increased 33% from $828,000 in the six month period ended June 30, 2000 to $1,104,000 in 2001. The principal reason for the increase for the six month period increase are consistent with the three month period increase.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs related to executive, financial and administrative personnel, outside professional services, patents and intellectual property defense including court actions, facilities and other general corporate overhead. Expenses for the three month period ended June 30, 2001 were $1,001,000 compared to $310,000 in the same period in 2000. The increase of $691,000 (223%) relates primarily to two causes. The Company's U.S. Headquarters was in full operation during the second quarter of 2001, while it was still in the process of being established in the second quarter of 2000. In addition, outside professional services expenses also increased in the second quarter of 2001 over 2000 due to approximately $500,000 of non-recurring legal costs associated with the Company's patent infringement lawsuit. The Company has provided for its best estimate of all remaining costs associated with the patent infringement lawsuit as of June 30, 2001.

For the six month period ended June 30, general and administrative costs increased from $681,000 in 2000 to $1,502,000 in 2001, a 121% increase. The principal reasons for the six month increase are consistent with the three month period increase.

STOCK COMPENSATION

Stock compensation is a non-cash expense/(credit) that results from a non-recourse loan awarded prior to 1998 to an executive in order to purchase stock. The non-recourse loan is treated as a variable award and variable accounting has been adopted. The expense/(credit) recorded each period is dependent on movements in the Company's price per share. For the three month period ended June 30, 2001, an expense of $340,000 was recorded due to upward movement in the Company's stock price since March 31, 2001. In the same period in 2000, a credit of $1,369,000 was recorded of which approximately $398,000 was related to a credit associated with variable stock option awards that have since become fixed, while approximately $972,000 related to the non-recourse loan award.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


For the six month period ended June 30, 2001 a credit of $496,000 was recorded due to downward movement in the Company's stock price since December 31, 2000. In the same period in 2000, a credit of $215,000 was recorded.

OTHER INCOME (EXPENSE)

Interest income increased by $25,000, from $50,000 for the three month period ended June 30, 2000 to $75,000 in 2001. The increase in interest income is primarily attributable to higher cash balances invested in interest bearing accounts during the three month period ended June 30, 2001.

In the three month period ended June 30, 2001, the Company had no long-term debt and no interest expense. The company incurred $23,000 of interest expense in the three month period ended June 30, 2000 related to a long-term debt that the Company repaid in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the company had $5,587,000 in cash and cash equivalents, a decrease of $2,972,000 from December 31, 2000.

Net cash used in operating activities was $2,918,000 for the six month period ended June 30, 2001 compared with $2,319,000 for the six month period ended June 30, 2000. The approximately $600,000 increase in cash use relates primarily to the increased costs associated with the U.S. based operations that were established in 2001 but were in the process of being established in the six month period ended June 30, 2000.

During the three month period ended June 30, 2001 the Australian dollar strengthened against the U.S. dollar. This resulted in a positive foreign currency effect on cash of approximately $21,000.

During the six month period ended June 30, 2001 the Australian dollar weakened against the U.S. dollar. This resulted in a negative foreign currency effect on cash of approximately $160,000.

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

                                  CATUITY INC.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


The Company is exposed to foreign currency exchange rate risk inherent in its sales, expenses, assets and liabilities denominated in the Australian dollar. To date, the Company has not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. The Company does not expect to employ these or other strategies to hedge the risk in the foreseeable future.

As of June 30, 2001 and 2000 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $422,000 and $4,000,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $42,200 and $400,000.

The Company is also exposed to interest rate risk on its investment portfolio, which is affected by changes in the general level of interest rates in the United States and Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.


                          PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See notes to financial statements

                                  CATUITY INC.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 1, 2001 the Company entered into an agreement with Greenstone Partners Inc. whereby the Company agreed to issue shares of common stock and options to purchase shares of common stock in exchange for Greenstone's investor relations services. Under the terms of the agreement, Greenstone received the following:


1. A total of 36,000 Catuity shares of common stock, vesting at the rate of 3,000 shares per month for one year, so long as the agreement is not terminated within one year. The 36,000 shares are restricted from resale until May 1, 2002 unless the Company elects to register the shares for resale under the Securities Act of 1933 prior to that date.

2. The option to purchase 25,000 shares of the Company's common stock at $4.00 per share between August 1, 2001 and May 1, 2004 unless the agreement is terminated prior to its completion.

3. The option to purchase up to 120,000 shares of the Company's common stock at $5.00 per share subject to achieving certain performance requirements over the term of the two year agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2001, Catuity held its annual shareholder meeting at which time the shareholders elected Messrs. D.L. MacSmith, A.S. Dawson, D.P.F. Mount, M.V. Howe, A.L. Gilman, and R.C. Robins as Directors of the Company for the next twelve months. At the meeting, the shareholders approved the Catuity 2000 Director Stock Option Plan and authorized 100,000 shares of common stock for the plan. The shareholders also approved an amendment to the Catuity Inc. Stock Option Plan to increase the authorized shares for which options may be granted from 750,000 to 950,000.

The tabulation of the voting on each of the resolutions put before the shareholders is as follows:

----------------------------------------------------------------------------------------------------------------------
                                 VOTES            VOTES         WITHHELD                     BROKER
        RESOLUTION                FOR            AGAINST       AUTHORITY     ABSTAIN       NON-VOTES        TOTAL
----------------------------------------------------------------------------------------------------------------------
1. Elect D.L. MacSmith         2,041,899           2,000           0          4,880        5,762,599      7,811,378
    Director
----------------------------------------------------------------------------------------------------------------------
2. Elect A.S. Dawson           1,847,284          35,434           0          4,880        5,923,780      7,811,378
    Director
----------------------------------------------------------------------------------------------------------------------
3. Elect D.P.F. Mount          1,806,165           2,200           0          40,114       5,962,899      7,811,378
    Director
----------------------------------------------------------------------------------------------------------------------
4. Elect M.V. Howe
    Director                   2,004,015           1,560           0          40,114       5,765,689      7,811,378
----------------------------------------------------------------------------------------------------------------------
5. Elect A.L. Gilman
    Director                   2,004,215           2,200           0          42,364       5,762,599      7,811,378
----------------------------------------------------------------------------------------------------------------------
6. Elect R.C. Robins
    Director                   2,003,765           2,850           0          42,164       5,762,599      7,811,378
----------------------------------------------------------------------------------------------------------------------
7. Approve Director            1,334,390         202,424           -         150,784       6,123,780      7,811,378
    Stock Option Plan
----------------------------------------------------------------------------------------------------------------------
8. Approve Amendment to        1,663,542         198,969           -         185,768       5,763,099      7,811,378
   Stock Option Plan
----------------------------------------------------------------------------------------------------------------------

                                  CATUITY INC.




ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (a)     Exhibit         Description

                 3 (II)         Bylaws of Catuity Inc. (formerly Novatec Inc.) as amended
                                June 25, 2001.

                10.2 (bb)       Catuity Inc. 2000 Director Stock Option Plan as approved by the shareholders of Catuity Inc. on May 23, 2001.


        (b)     Reports on Form 8-K

                The following reports were filed on Form 8-K during the three month period ended June 30, 2001:

                                                           Financial Statements         Filing
                Item Reported                                    Filed?                 Date

                Opinion to be released in Welcome                  No                   5-17-01
                Real Time (WRT) lawsuit

                Court decision in WRT lawsuit                      No                   5-21-01

                Progress Update on U.S. installations              No                   6-8-01

                Announcement of WRT appeal                         No                   6-15-01

                Deferral of WRT hearing                            No                   6-18-01

                                  CATUITY INC.


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               By:  /s/ Michael V. Howe
                                  ----------------------------------------------
                                    Michael V. Howe
                                    President and Chief Executive Officer


Date: August 14, 2001          By:  /s/ John H. Lowry
                                  ----------------------------------------------
                                    John H. Lowry
                                    Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit No.               Description
-----------               -----------

    3(II)                 Bylaws of Catuity, Inc. (formerly Novatec
                          Inc.) as amended June 25, 2001.

 10.2(bb) Catuity Inc. 2000 Director Stock Option Plan as approved by the shareholders of Catuity
                          Inc. on May 23, 2001.
