Form 10-Q
period 2001-09-30
CATUITY INC
filed 2001-11-14
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   (Mark One)

        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 2001.

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

                                Yes ( X ) No ( )

Indicate the number of shares outstanding of the each issuer's classes of stock as of the latest practical date:
Common stock outstanding - 7,915,619 shares as of October 31, 2001

                                     INDEX

                                 CATUITY INC.

                                                                                                        PAGE
Part 1. Financial Information                                                                            NO.

   Item 1.   Financial Statements (Unaudited)

             Consolidated balance sheets - September 30, 2001 and December 31, 2000                       3

             Consolidated statements of operations - Three months ended                                   4
             September 30, 2001 and 2000; Nine months ended
             September 30, 2001 and 2000

             Consolidated statements of cash flows - Nine months ended                                    5
             September 30, 2001 and 2000

             Notes to consolidated financial statements - September 30, 2001                              6

   Item 2.   Management's Discussion and Analysis of Financial                                           10
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk                                      15

Part II.     Other Information                                                                           16

   Item 1.   Legal Proceedings                                                                           16

   Item 2    Changes In Securities and Use of Proceeds                                                   16

   Item 4.   Submission of Matters to a Vote of Security Holders                                         16

   Item 6.   Exhibits and Reports on Form 8-K                                                            16

Signatures                                                                                               17

Part I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEET

                                                            SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                       ------------------------ -----------------------
                                                                   (UNAUDITED)
                       ASSETS
                       ------
Current Assets:
  Cash and cash equivalents                                         $4,144,706              $8,558,843
  Accounts receivable, less allowance of $40,000                       260,722                 111,698
     at September 30, 2001 and $44,000 at
     December 31, 2000
   Restricted cash                                                     335,512                 222,265
   Prepaid expenses and other                                          549,904                 370,357
                                                       ------------------------ -----------------------
Total current assets                                                 5,290,844               9,263,163
  Property and equipment, net                                          211,948                 236,832
                                                       ------------------------ -----------------------
Total assets                                                        $5,502,792              $9,499,995
                                                       ======================== =======================

            LIABILITIES AND STOCKHOLDERS'
            -----------------------------
                       EQUITY
                       ------
Current Liabilities:
  Accounts payable                                                    $181,755                $378,982
  Deferred revenue                                                      33,602                  67,000
  Accrued compensation                                                 141,578                 122,134
  Other accrued expenses                                               787,954                 483,406
  Trust liability                                                      318,996                 204,243
                                                       ------------------------ -----------------------
Total current liabilities                                            1,463,885               1,255,765

Accrued compensation                                                    49,920                  50,231

Stockholders' equity:
   Common stock - $.001 par value                                        7,913                   7,870
    Authorized - 100 million shares
    Issued and outstanding - 7,912,619 at
    September 30, 2001 and 7,869,619 at
    December 31, 2000
  Additional paid-in capital                                        31,955,245              32,626,916
  Shareholder loans                                                  (757,733)               (757,733)
  Foreign currency translation                                       (335,303)               (265,066)
  Accumulated deficit                                             (26,881,135)            (23,417,988)
                                                       ------------------------ -----------------------
Total stockholders' equity                                           4,038,907               8,244,230
                                                       ------------------------ -----------------------
Total liabilities and stockholders' equity                          $5,502,792              $9,499,995
                                                       ======================== =======================

See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30                          SEPTEMBER 30
                                          ---------------------------------- ------------------------------------
                                               2001              2000               2001              2000
                                          --------------- ------------------ ------------------ -----------------

 Revenues:
 Software development revenue                 $449,425           $307,000           $558,653           $504,000
 Service revenue                                25,925             39,061            225,672             95,661
                                          --------------- ------------------ ------------------ -----------------
 Gross revenues                                475,350            346,061            784,325            599,661

 Operating costs and expenses:
 Product development                           301,740            473,273            854,162            990,366
 Customer implementation & support             270,325             36,663            728,698            130,593
 Sales and marketing                           360,781            280,296          1,464,338          1,108,012
 General and administrative                    733,084            493,648          2,234,612          1,174,503
 General and administrative -
 Variable stock compensation                  (305,874)            (6,033)          (801,671)          (220,956)
                                          --------------- ------------------ ------------------ -----------------
 Total operating costs and expenses          1,360,056          1,277,847          4,480,139          3,182,518
                                          --------------- ------------------ ------------------ -----------------

 Operating loss                               (884,706)          (931,786)        (3,695,814)        (2,582,857)
                                          --------------- ------------------ ------------------ -----------------

 Other income/(expense):
 Interest income                                52,385             48,774            232,667            157,694
 Interest expense - related party                   --                 --                 --            (46,766)
                                          --------------- ------------------ ------------------ -----------------
 Total other income/(expense)                   52,385             48,774            232,667            110,928
                                          --------------- ------------------ ------------------ -----------------

 Loss before taxes                            (832,321)          (883,012)        (3,463,147)        (2,471,929)
 Provision for income taxes                         --                 --                 --                 --
                                          --------------- ------------------ ------------------ -----------------
 Loss before extraordinary items              (832,321)          (883,012)        (3,463,147)        (2,471,929)
 Extraordinary loss on early
 extinguishment of debt                             --           (127,446)                --           (127,446)
                                          --------------- ------------------ ------------------ -----------------
 Net loss                                    $(832,321)       $(1,010,458)       $(3,463,147)       $(2,599,375)
                                          =============== ================== ================== =================


 Loss per share before
 Extraordinary items - basic & diluted          $(0.11)            $(0.12)            $(0.44)            $(0.36)
 Loss per share - extraordinary
 items - basic & diluted                            --              (0.02)                --              (0.02)
                                          --------------- ------------------ ------------------ -----------------
 Net loss per share-basic & diluted             $(0.11)            $(0.14)            $(0.44)            $(0.38)
 Weighted average shares
 Outstanding-basic & diluted                 7,909,489          7,125,055          7,893,496          6,870,816

See accompanying notes.

                                 CATUITY INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30
                                                                         ----------------------------------
                                                                              2001              2000
                                                                         ---------------- -----------------
Cash flows from operating activities:
Net loss                                                                   $(3,463,147)       $(2,599,375)

Adjustments used to reconcile net loss to net cash
used in operating activities:
Stock based compensation                                                      (801,671)          (220,956)
Depreciation and amortization                                                   75,639             93,276
Non-cash services                                                               69,800                 --
Extraordinary loss on early extinguishment of debt                                  --            127,446
Changes in assets and liabilities:
   Accounts receivable                                                        (149,024)           274,187
   Other assets                                                               (292,794)          (131,828)
   Accounts payable                                                           (197,227)          (363,419)
   Accrued expenses and other liabilities                                      405,038            127,260
                                                                         ---------------- -----------------
Net cash used in operating activities                                       (4,353,386)        (2,693,409)
                                                                         ---------------- -----------------

Cash flows from investing activities:
   Purchase of property and equipment                                          (50,755)           (71,557)
                                                                         ---------------- -----------------
Net cash used in investing activities                                          (50,755)           (71,557)
                                                                         ---------------- -----------------

Cash flows from financing activities:
   Payments on borrowings                                                           --           (854,230)
   Issuance of common stock, net of expenses                                    60,241          1,946,222
   Net Proceeds from sale of option                                                 --            924,805
   Fees paid for early extinguishment of debt                                       --           (127,446)
                                                                         ---------------- -----------------
Net cash provided by financing activities                                       60,241          1,889,351
                                                                         ---------------- -----------------

Foreign exchange effect on cash                                                (70,237)          (791,772)
                                                                         ---------------- -----------------
Net decrease in cash and cash equivalents                                   (4,414,137)        (1,667,387)
Cash and cash equivalents, beginning of period                               8,558,843          5,269,757
                                                                         ---------------- -----------------
Cash and cash equivalents, end of period                                   $ 4,144,706        $ 3,602,370
                                                                         ================ =================

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2001 (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                                  CATUITY INC.

2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2001 and 2000.

                                      THREE MONTHS ENDED                           NINE MONTHS ENDED
                                         SEPTEMBER 30                                 SEPTEMBER 30
                               2001                     2000                  2001                  2000
                          ---------------- ---- ---------------------- -------------------- ---------------------
Numerator:
   Net loss                     $(832,321)            $(1,010,458)         $(3,463,147)         $(2,599,375)
   Extraordinary items -
     loss or early
     extinguishment of
     debt                              --               (127,446)                    --             (127,446)
                          ---------------------------------------------------------------------------------------
Loss before
extraordinary items             $(832,321)             $(883,012)           $(3,463,147)         $(2,471,929)
Denominator:
   Denominator for
     basic and diluted
     loss per share -
     weighted average
     shares outstanding         7,909,489              7,125,055              7,893,496            6,870,816
   Loss per share
     before
     extraordinary
     items - basic &
     diluted                      $(0.11)                $(0.12)                $(0.44)              $(0.36)
   Loss per share -
     extraordinary
     items basic &
     diluted                       --                     (0.02)                 --                   (0.02)
                          ---------------------------------------------------------------------------------------
   Basic and diluted
     net loss per share           $(0.11)                $(0.14)                $(0.44)              $(0.38)
                          =======================================================================================


                                  CATUITY INC.

3. COMPREHENSIVE LOSS

Total comprehensive loss is summarized as follows:

                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                        SEPTEMBER 30                           SEPTEMBER 30
                                 2001                  2000              2001               2000

Net loss                         $(832,321)          $(1,010,458)      $(3,463,147)       $(2,599,375)
   Foreign currency
   translation                       6,108              (356,062)          (70,237)          (728,746)
                           ------------------    ----------------- ------------------ ------------------

Total comprehensive
   loss                          $(826,213)          $(1,366,520)      $(3,533,384)       $(3,328,121)
                                 ==========          ============      ============       ============

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

           On July 24, 2001, the court ordered Catuity to refrain from infringing on the patent in Australia and to deliver any infringing physical devices in its possession in Australia to its attorneys by October 17, 2001 related to the Transcard system and Catuity system. Catuity and its Transcard customers had previously decided to terminate the Transcard system trial operations and, effective August 31, 2001, Catuity and Transcard ceased operating the Transcard system. The cessation of Transcard activities has not had a material impact on Catuity's operating results. Year-to-date revenues from the Transcard system were $32,000 as of August 31, 2001 when the system was discontinued. The judge also ordered that WRT was entitled to damages suffered or, at its option, a measure of profitability made by Catuity of its operations in Australia. Catuity provided on September 17, 2001, a summary of financial information concerning its and its subsidiaries operations in Australia. The judge also ruled that Catuity pay certain of WRT's legal costs to date. The estimated amount of cost that Catuity may have to pay has been provided

                                  CATUITY INC.

          for. In the three month period ended September 30, 2001, the Company recorded an additional provision of approximately $100,000 for legal expense related to the WRT lawsuit, in order to provide for its best estimate of all remaining costs associated with the patent infringement lawsuit as of September 30, 2001. This includes the cost of the Company's appeal and estimated costs in the event the appeal is unsuccessful. As of November 14, 2001 neither the costs nor the damages have been determined or finalized and the amount of these costs may not be finalized until the first quarter 2002. In the event the Company's appeal is successful, the Company may not have to pay these costs and may recover its own costs.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Catuity develops, licenses and supports customer loyalty and incentive program software that enables retailers, product suppliers and credit card issuing banks to establish and administer customer incentive and loyalty programs that are completely customizable to meet their unique needs. The Catuity system functions in both the internet (e-commerce) and in-store environments using existing magnetic stripe cards and or smart cards.

Third quarter 2001 revenue increased to $475,000 from $164,000 in the three month period ended June 30, 2001, an increase of 190%, and increased 37% over the $346,000 recorded in the three month period ended September 30, 2000.

The net loss for the three month period ended September 30, 2001 was $832,000 as compared to a loss of $1,010,000 for the three month period ended September 30, 2000, an improvement of $178,000. The primary reasons for this difference are as follows:


     - An increase in customer implementation and support costs as the Company installed more systems and supported more customers.

     - A decrease in product development costs due primarily to software development outsourced in 2000 and the positive effect of the change in the exchange rate between the Australian dollar compared to the U.S. dollar. The average exchange rate was .5756 in the third quarter 2000 compared to .5144 in the third quarter 2001.

     - An increase in general and administrative expenses of approximately $239,000 relating to increased salary and severance related costs, investment banking, consulting and investor relations activities. Of the approximate $239,000 increase, approximately $70,000 represented non-cash services expense.

     - An increase in the non-cash credit related to variable stock compensation of approximately $300,000 due to a decrease in the Company's share price during the three month period ended September 30, 2001.

     - Approximately $127,000 of expense relating to costs incurred for the early extinguishment of debt during the three month period ending September 30, 2000.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


In October 2001, the Company signed a multi-year Software Development and Cross License Agreement (the "Agreement") with Visa USA. Under the Agreement, the Company will license its technology to Visa USA and complete significant development efforts on its loyalty system to meet Visa specifications for its use of the software with smart cards. The Company also received a royalty-free license from Visa to market the revised software to merchants and to Visa member banks world-wide. As part of the Agreement, the Company will also receive license fees based on the number of smart Visa cards utilizing loyalty programs. The Agreement is expected to generate approximately $4.0 million in gross revenue for the Company in 2001 and 2002, with the likelihood of additional gross revenues in 2002 and thereafter.

The Company expects fourth quarter gross revenues to be approximately $1,100,000 due primarily to on-going software development efforts that will continue into 2002. It also expects to have positive cash flow for the fourth quarter of 2001. Gross revenue for 2002 is expected to increase significantly over 2001 gross revenue and the Company expects to earn a modest profit in 2002 before non-cash adjustments for stock warrants and stock compensation. The Company is currently completing its strategic plan and budget for 2002 and expects to release additional information regarding 2001 by the middle of December.

For further information regarding the Company's market and product refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

REVENUE

Revenue for the three month period ended September 30, 2001 increased 37% to $475,000 in 2001 from $346,000 in 2000. The increase was primarily due to increased software development and modification revenue from customers earned in the quarter.

Revenue in the nine month period ended September 30, 2001 increased to $784,000 from $600,000 in the nine month period ended September 30, 2000. In 2001, approximately $559,000 of revenue was related to software development activities for U.S. customers, while an additional $179,000 was related to service revenues for installation, training and maintenance efforts on behalf of U.S. customers. During the nine month period ended September 30, 2000, approximately $504,000 of revenue was related to software development activities for U.S. customers. Australian based service revenue decreased to $46,000 in the nine month period ended September 30, 2001 from $96,000 in the nine month period ended September 30, 2000.

                                  CATUITY INC.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

PRODUCT DEVELOPMENT

Product development expenses primarily consist of the costs associated with the Company's software development team in Sydney, Australia. For the three month period ended September 30, costs decreased 36% to $302,000 in 2001 from $473,000 in 2000. The principal source of the decrease relates to outside software development costs of $133,000 recorded in the three month period ended September 30, 2000 that were not incurred in 2001.

For the nine month period ended September 30, costs decreased 14% to $854,000 in 2001 from $990,000 in 2000. The principal reason for the nine month decrease is consistent with the three month period decrease. In addition, favorable movement in the exchange rate between the U.S. and Australian dollar lowered the company's relative cost in the nine month period ended September 30, 2001.

CUSTOMER IMPLEMENTATION AND SUPPORT

Customer implementation and support expenses consist of the costs associated with the Company's customer implementation and support staff and facilities located in Arlington, Virginia. For the three month period ended September 30, costs increased from $37,000 in 2000 to $270,000 in 2001. During the third quarter of 2000, the Company's U.S. activities were primarily concentrated on sales and marketing efforts, and establishing its headquarters, while the customer implementation and support staff and facilities were still in the process of becoming established. In addition, customer service and support activities for the three month period ended September 30, 2001 increased over the same period in 2000 and are expected to continue to increase as the Company implements new systems and supports new customers.

For the nine month period ended September 30, costs increased from $131,000 in 2000 to $729,000 in 2001. The principal reasons for the nine month increase are consistent with the three month period increase.

SALES AND MARKETING

For the three month period ended September 30, sales and marketing costs increased 29% from $280,000 in 2000 to $361,000 in 2001. The increase of $81,000 relates primarily to increased salaries and marketing expenses associated with sales and sales support efforts.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Sales and marketing expenses increased 32% from $1,108,000 in the nine month period ended September 30, 2000 to $1,464,000 in 2001. The principal reasons for the nine month period increase are consistent with the three month period increase.


GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs related to executive, financial and administrative personnel, outside professional services, patents and intellectual property defense including court actions, facilities and other general corporate overhead. Expenses for the three month period ended September 30, 2001 were $733,000 compared to $494,000 in the same period in 2000. The increase of $239,000 (48%) relates primarily to increased expenses for investment banking, investor relation activities, increased salary and severance costs and consulting expenses.

For the nine month period ended September 30, general and administrative costs increased from $1,175,000 in 2000 to $2,235,000 in 2001. The principal reason for the increase in the nine month period relates to expenses and provisions for future expenses of approximately $700,000 associated with the company's patent infringement lawsuit. The remaining increase for the nine month period is consistent with the three month period increase.

STOCK COMPENSATION

Stock compensation is a non-cash expense/(credit) that results from a non-recourse loan awarded prior to 1998 to an executive in order to purchase stock. The non-recourse loan is treated as a variable award and variable accounting has been adopted. The expense/(credit) recorded each period is dependent on movements in the Company's price per share. For the three month period ended September 30, 2001, a credit of $306,000 was recorded due to downward movement in the Company's stock price since June 30, 2001. In the same period in 2000, a credit of $6,000 was recorded.

For the nine month period ended September 30, 2001 a credit of $802,000 was recorded due to downward movement in the Company's stock price since December 31, 2000. In the same period in 2000, a credit of $221,000 was recorded.

OTHER INCOME (EXPENSE)

Interest income increased by $3,000, from $49,000 for the three month period ended September 30, 2000 to $52,000 in 2001. Interest income was essentially flat between the periods because of lower interest rates in 2001 on higher invested cash balances.

Interest expense decreased by approximately $47,000 for the nine month period ended September 30, 2001. The principal reason for the decrease, is due to the Company exercising its option to repay its long term debt in full in July 2000. The Company paid an additional $127,000 to repay the debt early and recorded this extraordinary loss during the three and nine months ended September 30, 2000.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the company had $4,145,000 in cash and cash equivalents, compared to $8,559,000 at December 31, 2000.

Net cash used in operating activities was $4,353,000 for the nine month period ended September 30, 2001 compared with $2,693,000 for the nine month period ended September 30, 2000. The approximately $1,660,000 change in cash use relates primarily to the increased costs associated with the U.S. based operations that were established in 2001 but were in the process of being established in the nine month period ended September 30, 2000.

During the nine month period ended September 30, 2001 the Australian dollar weakened against the U.S. dollar. This resulted in a negative foreign currency effect on cash of approximately $70,000.

The Company believes that its existing capital resources combined with collected revenues from signed contracts are adequate to meet its cash requirements for the next twelve months.

                                CATUITY INC.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to, the timing and overall level of smart card acceptance in the United States, changes in the United States economy affecting business conditions, the speed with which our customers decide to proceed with loyalty programs and the timing with which they implement their plans, decisions in the WRT legal proceedings and the timing of the decisions. We are under no duty to update any of the forward-looking statements after the date of this filing to conform such statements to actual results or to changes in our expectations.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


The Company is exposed to foreign currency exchange rate risk inherent in its revenues, expenses, assets and liabilities denominated in the Australian dollar. To date, the Company has not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. The Company does not expect to employ these or other strategies to hedge the risk in the foreseeable future.

As of September 30, 2001 and 2000 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk were $360,000 and $2,848,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $36,000 and $285,000.

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



                           PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See notes to financial statements

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 1, 2001 the Company entered into an agreement with Greenstone Partners Inc. whereby the Company agreed to issue shares of common stock and options to purchase shares of common stock in exchange for Greenstone's investor relations services. Under the terms of the agreement, Greenstone received the following in the three month period ended September 30, 2001:

1. A total of 9,000 Catuity shares of common stock, vesting at the rate of 3,000 shares per month. During the period, the company recorded investor relations expense of $29,000 related to the issuance of the shares.

2. The option to purchase 25,000 shares of the Company's common stock at $4.00 per share between August 1, 2001 and May 1, 2004 unless the agreement is terminated prior to its completion. During the period, the company recorded related investor relations expense of $41,000.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None


ITEM 6.    EXHIBITS AND REPORT ON FORM 8-K

           (a)    Exhibit           Description

                   10.2(cc) Executive Services Agreement between Catuity Inc. and David Machattie Smith dated June 1, 2001 and executed September 10, 2001.

                   99.2 Catuity Inc. Audit Committee charter as amended October 22, 2001.

           (b)    Reports on Form 8-K

                  None

                                CATUITY INC.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           By:   /s/ Michael V. Howe
                                 -------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer


                           By:   /s/ John H. Lowry
                                 -----------------
                                 John H. Lowry
                                 Chief Financial Officer


Date: November 12, 2001

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------

10.2(cc) Executive Services Agreement between Catuity Inc. and David Machattie Smith dated June 1, 2001 and executed September 10, 2001.

99.2           Catuity Inc. Audit Committee charter as amended.