Form 10-K405
period 2001-12-31
CATUITY INC
filed 2002-03-28
CIK 1109740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                      2001

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-30045

                            ------------------------

                                  CATUITY INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

                  DELAWARE                                      38-3518829
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No)

  2711 E. JEFFERSON AVE., DETROIT, MICHIGAN                        48207
  (Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code (313) 567-4348

                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common stock, par value $.001 per share

           NASDAQ Small Cap Market          Australian Stock Exchange

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At February 28, 2002, the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $17,349,077 based on the last sale price as reported on the Nasdaq Small Cap Market. As of February 28, 2002 there were 8,069,338 shares of the Registrant's common stock outstanding, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates the information required by Items 11, 12, and 13 by reference to its proxy statement to be furnished to shareholders for its Annual Meeting of Shareholders to be held in May 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORWARD LOOKING INFORMATION

     This document includes "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the expected results. All statements other than statements of historical fact made in this document are forward looking. In some cases, they can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors that may cause actual results to differ materially from any forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to; currency exchange rates, inflation rates, recession, and other external economic factors over which the Company has no control; the timing and speed with which major customers and prospects execute their plans for the use of loyalty and /or smart cards; the demand for, timing and market acceptance of, new and existing smart card products; continued development of the Company's software products; competitive product and pricing pressures; patent and other litigation risk and the decisions, and timing of decisions, in the Welcome Real-Time legal proceedings; the risks of key staff leaving the Company; the risk that major customers of the Company's products, including Visa, reduce their requirements of or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

     Introduction

     Catuity provides application software that allows merchants, product suppliers, transaction processors and payment card issuers to establish and administer customer incentive and loyalty programs, integrated to the payment system. Our software is targeted to a broad range of sellers of goods and services. It is especially useful for merchants who sell both through store locations and over the Internet. Our software works with magnetic stripe cards as well as with "smart cards" -- credit, charge or debit cards that have a computer chip with a portion of our loyalty software loaded on them.

     Our software supports the establishment and administration of a variety of customer incentive and loyalty programs. Using our software, a merchant may reward its customers with valuable benefits, hoping to attract and retain customers and to encourage increased purchases. Due to the flexibility of our software, reward programs may easily be established, targeted and changed. In addition, a merchant may select from a wide variety of reward options including using their own goods and services as a reward option. Our software directly connects the merchant and its customer so that the customer recognizes the merchant as the provider of the reward.

     The market for smart cards in the U.S. continued to emerge in 2001. The number of smart cards issued in the U.S. increased from none in mid 2000, to 15 million at the end of 2001 with a projected 50 million by the end 2002. In addition, leading companies in the industry undertook substantial work in 2001 to develop the infrastructure that allows loyalty transactions to be integrated with payment transactions at the point of sale. Catuity has developed many of the required partnerships and will be the first company to fully integrate loyalty and incentive program software into the payment system. This integration will bring the customer's current purchase data together with his/her historical Customer Relationship Management (CRM) database information at the Point Of Sale
(POS) to deliver instant incentive and loyalty rewards.

INDUSTRY BACKGROUND

     Customer incentive and loyalty programs traditionally have been used by merchants and card issuing banks to attract and retain customers and to encourage purchases. Examples of typical customer incentive and loyalty programs are:

     - paper coupons;

     - airline frequent flyer programs;

     - supermarket clubs that provide discounts and other special offers at the check-stand to members;

     - programs of online merchants that reward customers with cash rebates, airline mileage and other benefits.

     These programs at retail stores frequently are tied to presenting a coupon, holding a unique membership card or providing a personal identification number or customer registration. In the online world, rewards frequently are tied to an account number or credit card. Loyalty programs generally use either magnetic stripe cards, or simple paper or plastic card identification and very simple data recording systems. Few programs can operate across a range of different identification and very simple data recording systems.

     There are few programs that provide merchants with multiple reward options or that work both for retail stores and for the Internet environment interactively. Many programs are linked to a particular payment card but few can provide multiple programs, such as a short-term incentive program and a long-term loyalty program, based on a single transaction. Many programs require paper statements and redemption forms, while few provide instant rewards based on particular patterns of purchases. Additionally, many existing programs operate on hardware provided by only one supplier and offer rewards from only one source. To the best of our knowledge, no other loyalty programs are integrated to the payment system on a real time basis and provide a combination of payment and multiple loyalty options using the same card. Consumers receive many competing credit card offers from card issuers. Few of these offers provide a value proposition to benefit the consumer, other than from the standpoint of lower interest rates, reduced annual fees, or other competitive price related appeals.

     Card associations, issuing banks, product suppliers and retailers are seeking ways to reduce fraud, increase security and offer their customers a benefit that differentiates their offerings from their competitors. It has universally been recognized by merchants and card issuers that it is much more cost effective and profitable to retain existing customers than it is to obtain new customers. It is also widely recognized that loyalty and other programs, such as Internet security, offer benefits to cardholders that can be implemented through the adoption of smart cards. The cost to manufacture smart cards has been significantly reduced in the past year, which has made the business case for the use of smart cards even more attractive.

OUR PRODUCT

     We provide software tools to establish and administer customer loyalty and incentive programs, whether the customer's purchases occur at a retail store, gas station, over the telephone or over the Internet. Our product may be used by a wide variety of businesses, including retailers, manufacturers, Internet merchants, banks and financial institutions, credit card issuers, sporting and entertainment venues, public transport providers and membership organizations. Our software provides a single solution for the creation and administration of customer incentive and loyalty programs that span retail store and Internet sales for those merchants who operate in both arenas. This single solution also helps the merchant establish programs that encourage loyalty of customers who shop both at retail stores and over the Internet. Our programs provide merchants with the option of offering different levels of rewards for the same purchase depending on whether the purchase was made in the store or via the Internet. This feature allows merchants to "help direct traffic" in ways that best suits their business needs.

     The combination of incentives and loyalty programs incorporated into our solution offers a powerful customer acquisition and customer retention solution for merchants. Incentives are used as short-term, tactical marketing programs to win new customers while loyalty programs are used as long-term, strategic marketing programs to retain customers. These programs and rewards, operating simultaneously, can provide merchants and others (such as payment card issuers and product suppliers) with an important marketing tool.

     Customer incentive and loyalty programs created with our software are entirely controlled by the program owner, whether it is a merchant, a card issuer or a product supplier. Our product provides a software solution that is easy to use and is flexible. The merchant can reward its customers in ways that permit the customer to easily recognize the merchant as the provider of the reward. Merchants can either operate the programs or use one of our value-added resellers on an out-sourced basis, but still retain control of the programs themselves. In addition, merchants can establish programs with other complementary merchants that create incentives for one merchant's customers to purchase goods from the other merchant. Rewards may be provided in the merchant's own goods and services, or through rewards provided by third parties. Corporate retailers who operate more than one division (e.g. Target Corporation operates Target, Mervyns and Marshall Fields) can encourage "cross-purchases" between their divisions by offering rewards redemptions in a different division than the one purchases were made in. This can have benefits to the corporation in numerous ways.

     Our solution is not dependent upon one type of customer identification or method of verification. Customers can use more than one existing or new card, a membership number with a personal identification number (PIN), and the programs can operate with various payment methods. Customers and merchants can receive on-line reporting and information services via the Internet.

     Our product is a fully developed and tested software tool. Its features include:

     - multiple customized reward options to meet the needs of a wide range of merchants and issuers;

     - the ability to provide programs that offer instant or delayed rewards;

     - the ability for the merchant to provide rewards using its own goods and services, third party goods and services, percentage discounts, cash rebates, etc.

     - the ability for multiple merchants or issuers to determine a customer's eligibility for rewards based on; purchases from one or multiple merchants; using single or multiple cards; and the ability to pool points;

     - an easy to operate, complete, off-the-shelf solution;

     - applicability for sales through retail stores and for purchases online;

     - the ability to operate on existing magnetic stripe or smart cards with a clear transition path between these technologies

     - on-demand data collection, analysis, customer profiling and behavioral reporting;

     - the ability to add, change or eliminate incentive and loyalty programs at anytime;

     - support of a broad range of payment methods;

     - scalability to support and upgrade to larger systems;

     - the choice of online or offline processing operations;

     - a completely paperless operation (if desired);

     - security and monitoring systems;

     - support of multi-lingual operations.

     Our product permits the merchant or issuer to offer a broad range of reward eligibility, including rewards that are:

     - triggered by reaching pre-set spending levels or specified purchase activities based on the value, or the frequency, of the activities;

     - based upon short or long term activity;

     - triggered by conducting specified activities at one, or a range of, merchants or on a particular card;

     - tiered based upon one, or a range of, activities or activity levels;

     - increased based on achieving certain activity levels;

     The types of rewards that the merchant or issuer may choose to offer the customer include:

     - fixed or percentage discounts on the immediate, the next, or some future transaction;

     - rewards using goods and services provided by the merchant, by a complementary merchant, or the issuer;

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

     In addition to our target market of customer incentive and loyalty programs, our product also is designed to support other complementary applications. For example, our product supports ticketing, entertainment and sporting venues; issuing and tracking memberships in an organization; and controlling access to facilities.

GENERAL MARKET INFORMATION

     The U.S. payment card market has 4 main segments:

     - Bank issued and card association branded debit or credit cards

     - Bank issued/ card association and merchant co-branded debit or credit cards

     - Merchant issued private label (or account) cards

     - Gift and other cards

     In 2000, payments in the United States were $1,052 Billion. The breakdown was as follows:

     - Visa 17.9%; $189 Billion; 340 Million cards

     - MasterCard 9.2%; $97 Billion; 175 Million cards

     - Discover 3.3%; $35 Billion; 62 Million cards

     - American Express 3.1%; $32 Billion; 58 Million cards

     - Other (Includes Private Label and Cash/Checks) 66.5%; $700 Billion; 1,400 Million cards

Source: DRI-WEFA 2001, September 2000 (Includes discount, warehouse, department, apparel, drug, sporting goods, furniture, consumer electronics, building materials)

     Catuity's access to payment card markets is expected to be primarily driven by the transition from magnetic stripe cards to smart cards. The payment industry (card associations, issuers, processors, Point of Sale (POS) device manufacturers, card manufacturers, etc.) is currently committing millions of dollars in investment and is expected to continue to do so over the next 5 to 7 years as smart card accepting terminals and other system infrastructure is upgraded.

     It has been estimated that more than 50,000 POS terminals will have been upgraded and more than 500,000 households will have smart card accepting capability on the Internet in the U.S. by the end of 2002. It is estimated that Visa member banks in the U.S. issued 7.5 million payment smart cards by the end of 2001, with more than 30 million expected to be issued (approximately 9% of all Visa cards) by the end of 2002. The total number of smart cards issued in the U.S. by the end of 2001 is estimated to be in excess of 15 million, with American Express being the other major issuer.

     While there is no obligation for Visa USA to continue to include Catuity's loyalty software on all smart cards, studies indicate that loyalty programs are increasingly important to consumers and that 70% of all U.S. households currently participate in some form of loyalty program. In addition, 83% of the participating households use their loyalty programs regularly.

     We anticipate that the private label card market will begin utilizing Catuity's software with their magnetic stripe payment cards in 2002 and some may begin converting to smart cards by the end of 2002.

     It is estimated that the small retailer market includes more than 12 million establishments in the U.S. Transaction processors like Electronic Merchant Services (EMS), CardPlus and DataPro provide payment processing and value-add services to these small merchants by offering items such as gift and loyalty cards. Until smart cards become widely accepted, we do not expect these processors to move into the smart card market in significant numbers, or to offer fully integrated services. (A list of the major transaction processors was included in the Company's 2000 Annual Report on Form 10-K).

THE MARKET OPPORTUNITY

     We believe that, in the past, many merchants and card issuers have found it difficult and costly to create and administer customer incentive and loyalty programs. As a result, we believe that many merchants and card issuers have:

     - either avoided or introduced very simple, single-reward customer incentive and loyalty programs

     - developed, or had developed for them, customized solutions that are expensive to develop and maintain

     or

     - participated as one of many companies in customer incentive and loyalty programs created and controlled by a sponsoring company. In these cases, the rewards may not easily be recognized as having been provided by the merchant or the card issuer, and the programs do not typically offer the option of using the merchant's own goods and services as rewards.

     We believe that there is significant opportunity for a flexible and easy to use software tool that permits a merchant or card issuer to create, target and easily change customer incentive and loyalty programs. The ideal software tool is one that:

     - Is controlled entirely by that merchant or card issuer

     - Can be used for purchases using any payment system at retail stores, over the Internet, or interactively over both

     - Can use the merchant's own goods and services as rewards

     - Can provide instant rewards as well as delayed rewards

     - Accommodates all payment methods

     We believe there is a significant opportunity in providing merchants with software tools to operate customer incentive and loyalty programs cooperatively with other merchants or within divisions of a corporation, allowing the merchant to provide cross-selling programs that share customers.

     There is also a significant opportunity for card issuers to use loyalty and incentive programs to differentiate their payment card from other payment cards by providing loyalty benefits specifically attributed to use of their card. Card issuers can offer their customers a differentiating value proposition as opposed to simply offering another card that competes on price.

     According to recent published studies from various sources:

     - A 5% increase in customer retention could increase retailer profits between 25% and 100%.

     - Building innovative loyalty solutions to develop and retain valuable customers is one of 5 emerging trends in a successful Customer Relationship Management (CRM) business model.

     - Over 90% of companies that spend on CRM are doing so to increase customer loyalty.

     - It is between 6 and 10 times more costly to acquire a new customer than to retain an existing customer.

     - Customer loyalty was ranked as the #1 issue facing CEO's.

CATUITY'S STRATEGY AND MARKET FOCUS

     Catuity will continue to focus on the U.S. payment card and retail markets in 2002. The Company also expects to begin investigating extending its services further into the CRM market by providing customer support in analyzing and understanding the data they have available and the impact this data can have in creating robust marketing programs for retailers and their marketing partners.

     Large card issuers and merchants in the U.S. generally make their own decisions regarding what software technology to utilize in their programs. At the smaller end of the market, it is the payment transaction processors that generally determine the software and hardware platforms they will provide to their clients. Based on this information, and the marketing efforts the Company has targeted in the past, in 2002 our sales efforts will focus on:

     - Leveraging current customers and partners to support Visa and its card issuers

     - Pursuing large card issuing retailers (private label card) market, including large multi-lane retailers

     - Selling to payment transaction processors in order to penetrate the small retailer market.

     - Seeking agreements with other card associations and major strategic participants in the card issuing and transaction acquiring areas.

     - Continuing to develop and expand relationships with POS terminal suppliers, card suppliers and other infrastructure suppliers.

KEY CUSTOMERS

     We continue to have a strong relationship with Visa USA, a major division within the Visa worldwide organization. During 2001 we signed a significant agreement with Visa to license our software, provide software development, and provide consulting services as they continue to move to capture the U.S. market for smart cards. It is our belief that using an integrated loyalty software application with payment will be one of the key differentiators that will fuel the accelerating growth of smart cards and will offer card issuing banks and merchants a true competitive advantage in gaining more loyal customers. To date, Catuity is the only approved supplier of loyalty programs for Visa's smart card initiatives. In 2001, due to the significance of Visa's investment in the U.S. smart card market, and the size of the Company's involvement in the project, Visa represented 70% of Catuity's annual net revenues.

     Visa continued, in 2001, to give smart cards a high priority in the U.S. backed by their growing investment to heighten smart card awareness and develop smart chip products for use by their member banks. Catuity is working to help create the standards that will allow all payment cards to be easily accepted as combined loyalty and payment cards. This breakthrough achievement is anticipated in 2002 and is expected to solve one of the key merchant issues in considering new point of sale systems relating to smart card acceptance. It is our belief that Catuity is uniquely positioned to capitalize on this opportunity.

     During 2001, the Company also furthered or established contractual relationships with Target Corporation, Electronic Merchant Services (EMS), Providian Bancorp Services, and Fleet Credit Card Services.

SALES BACKLOG

     As of January 1, 2002, the Company had firm agreements estimated to represent $1.3 Million of revenue in 2002. At January 1, 2001, the Company had approximately $60,000 of revenue related to firm agreements for the year. Our 2002 license revenues will ultimately be determined by the size of, and the speed with which our customers roll out their smart card programs during the year.

INTERNATIONAL MARKETS

     We are continuing to focus primarily on the North American market because of its size, the growth opportunity for smart cards and the important role U.S. companies play in the development of payment systems. We do, however, evaluate and respond to opportunities and inquiries from other world markets. With the exception of Canada, which is supported from our U.S. offices, and Australia, we evaluate the feasibility of each international opportunity using the criteria that the project must provide critical mass, have the short term prospect of becoming a profitable self-funding business, involve market-leading companies and the resources required from Catuity must fall within our existing and future capacities.

     During 2001 we responded to opportunities in Australia, the U.K. and in Japan that met our criteria. We continue to be in discussions with these customers in 2002.

STRATEGY

     Our strategy is to focus on helping merchants, transaction processors and card issuers create customer incentive and loyalty programs that they can control, easily customize and use on different platforms. We support the merchant's desire to acquire new customers and to retain existing customers. Our objective is to provide a solution that:

     - provides an easy entry, low cost, powerful marketing solution;

     - supports customer incentive and loyalty programs whether the customer purchases at a retail store location or over the Internet; and whether existing magnetic stripe card technology or smart card technology is used;

     - provides merchants with timely data collection, analysis and customer information, and provides the cardholder easily accessible and timely loyalty and rewards status.

     Our strategy also includes leveraging our sales force by selling our product through Value Added Resellers (VARs) such as card and terminal providers, integrators, Independent Sales Organizations (ISO's) and transaction processors. Some VARs integrate or bundle our product with their products, such as an e-commerce product or a payment product. Other VARs are interested in installing our product in their facilities and offering merchants services that include the functionality provided by our product. By selling through VARs, we seek to obtain wider market coverage of our potential customers and obtain access to existing VAR customers.

COMPETITION

     Our product faces competition at two levels. First, we compete with companies that provide software for customer incentive and loyalty programs for retail store locations or for Internet merchants. Second, some ISO's, transaction processors, and others who provide services to merchants may also provide a basic loyalty application that the merchant can use. We believe the principal factors upon which we compete include:

     - product functionality and flexibility;

     - product compatibility;

     - price;

     - service and training;

     - reputation and financial strength; and

     - ability to operate on mag-stripe as well as smart card

     - ability to provide other products and services.

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

     - our ability to sell to strategically important merchants, card issuers and processors;

     - our ability to continue to attract and retain VARs who will sell our product; and

     - the timeliness of our product enhancements from our product development efforts.

     We believe our unique product features and strong North American market position with the largest companies in the payment industry provides us with some significant competitive advantages. The broad functionality in our software provides our customers with flexibility in offering the type(s) of reward programs that suit their particular needs. Since programs are easily established and changed with our system, merchants can initiate different programs as their needs change.

     We believe the market is demanding an open, common platform to operate loyalty and other programs on the payment infrastructure, and Catuity is well advanced with the industry infrastructure in fulfilling this market need. Longer term, as the system is fully integrated and common standards are achieved, other systems will emerge to participate in this vast opportunity. As the chief architect of the systems and integration tools, Catuity is well positioned to continue to be in an advantageous position.

     Our application software has a number of strong competitive advantages that provide market leadership:

     - Diversity, flexibility and functionality of programs

     - Operating with existing magnetic stripe or smart cards offering seamless technology transition

     - Operates in-store and on the Internet interactively

     - Integration with the payment system and a wide range of cards and terminals from the world's largest suppliers

     - Scalability and control, tracking and reporting systems

     - Ease of use

     We have positioned our business as a provider of application software, which means we do not necessarily compete with loyalty program operators, such as Frequency Marketing, Carlson Marketing and others. Similarly, we do not provide the traditional Customer Relationship Management (CRM) type of service. We regard loyalty program operators and the CRM companies as potential partners and customers for our product. Catuity's focus is on real-time redemption at the time and place of the payment transaction.

PRODUCT DEVELOPMENT

     During 2001, we continued to enhance the functionality of our software through four "Releases".

     In January 2001, we completed Release 8 of the system and the associated new sales and marketing demonstration kit. This release incorporated all the features developed for the SmartVisa initiative with the existing standard merchant based loyalty programs and magnetic stripe functions. A number of other improvements were also added in Release 8;

     - Full support for Microsoft Windows 2000 server

     - Full support for smart card compliant readers

     - "Seamless" support for the Visa Open Platform compliant cards from Gemplus, Oberthur and Schlumberger

     - Integration of the Profile Manager, which is the component that manages the online profiles of consumers for magnetic-stripe based systems, into the Program Manager.

     - Integrated demonstration kit, database, web pages and applets.

     In May 2001, a new version of the product was released to support magnetic stripe based gift cards. These cards are popular and are issued by merchants as a replacement for paper-based gift "vouchers" or "certificates". The Catuity version expands on the traditional gift card functions and adds merchant based loyalty programs. While the card may be initially used as a gift card, it can also be "reloaded" and then used as a private label payment/loyalty card. This product was delivered to our customer Electronic Merchant Services (EMS) for deployment and is in the process of being deployed in approximately 750 merchants throughout the US.

     In July 2001, we delivered Release 8.2 that included several enhancements and new functionality:

     - Customer Transaction Interface (CTI) Software Development Kit (SDK)
       The SDK allows webmasters (issuers or merchants) to develop their own user interface. Webmasters can use the SDK to perform a Catuity loyalty transaction. Prior to this development, unique user interfaces had to be developed for each potential client.

     - Open Program Engine (OPE)
       The OPE is intended for use at Web sites and Multilane retail store outlets, making it much easier to deploy smart card loyalty solutions where high-powered POS devices are not available. The OPE also supports product-based loyalty programs, based on the specific products purchased, and not just the amount or number of total transactions.

     - Verifone Softpay Integration -- phase 1
       This development was our first attempt to integrate our Catuity smart card loyalty POS program engine logic with a standard POS terminal payment application -- Verifone's "Softpay". The integration allows a single transaction to be conducted for both payment and loyalty. A customer simply presents their Catuity enabled smart card to the merchant and the terminal will automatically apply the standard Catuity loyalty program logic as part of the payment transaction.

     - Multos Support
       This development allows our smart card applet to function in the Multos operating environment. We now have an offering for all major smart card operating systems available.

     In September 2001, we completed the release of the system designed to meet the specifications required by Visa USA. This version included some changes to our security architecture in accordance with Visa's needs. We continue to work on the development of another significant release for Visa USA to incorporate changes required for mass-deployment of the SmartVisa system.

     In May 2002, we expect the release for Visa USA and Target Corporation to be completed. We also anticipate beginning work on some architectural changes to the system, to provide improved interfaces for third parties and to simplify future maintenance and support requirements.

BUSINESS MODEL

     Our business model delivers three types of revenues:

     Recurring software license revenue is generally earned on a per transaction or per card activated with loyalty basis. These fees, which in time are expected to make up the majority of our revenues, are for the license we grant to our customer to use our software. License fees generally follow the signing of the contract by a number of months and begin when loyalty transactions start occurring or payment cards have been issued and loyalty has been activated by initial use.

     Software development revenue is generated on a project-by-project basis from the integration, customization and development fees that normally occur within several months of the contract date. Software development revenue is charged at our hourly bill rates on a time and materials basis. Revenue is earned as the project progresses on a percentage of completion basis.

     Service revenues result from training services, installation support, post-installation support and annual maintenance fees. Maintenance fees are recurring and are generally subject to a minimum monthly fee initially, until a percentage of the license fees earned from use of the software exceeds the monthly minimum. All of the other service revenues are on a project-by-project basis and charged using our standard hourly bill rates or a pre-determined fixed price.

     Software development and service revenues are relatively easy to project when a contract and the scale of programs are awarded. License fee revenues are more difficult to project as the rate of rollout and the scale of programs are controlled by the customer. We believe that license fees represent recurring revenues and will be significant over time as our software becomes integrated to the payment system and merchants begin to capture the increased revenue and the decreased costs afforded by the Catuity system.

REVENUE AND ASSETS BY GEOGRAPHIC LOCATION

     During the years ended December 31, 2001 and 2000, 96% and 83% of our revenues were derived in the United States, respectively. Prior to 2000, all of the Company's revenues related to its Australian operations.

     The Company's assets are located at its headquarters in Detroit, Michigan its product development facility in Sydney, Australia and at its service and demonstration office in Arlington, Virginia.

EMPLOYEES

     As of February 28, 2002, we had 44 full time employees, comprised of 9 in sales and marketing, 5 in finance, 4 in administration, 6 in customer implementation and support and 20 in product development. In 2002, full time employees are expected to increase to 52 with the main increase occurring in sales and services. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be very good.

FACILITIES

     Our corporate headquarters is located in Detroit, Michigan. Our implementation and service team is located in Arlington, Virginia. Our technology and product development facilities are in Sydney, Australia. We have no other foreign operations. Also see Item 2, Properties, below.

OPERATIONS

     Catuity's U.S. operations are structured to expand as growth opportunities unfold. Our sales and marketing team is principally located in our Detroit, Michigan, headquarters with 8 of our 9 sales personnel based there. We also have 1 sales manager located in San Francisco, California. There are 4 finance and accounting staff in Detroit with 1 full-time and 1 part-time located in Sydney. Both the Detroit headquarters and Sydney office house 1 full-time and 1 part-time administrative personnel. Our entire customer implementation and support team is located at our Arlington, Virginia office. In addition, we have an agreement with Smart Dynamics Inc. in Arlington, Virginia, to be able to utilize their technical personnel, as we need them on projects for customers.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal executive offices in North America are located in leased facilities in Detroit, Michigan consisting of approximately 1,950 square feet of office space. Our lease expires on February 1, 2003 but is renewable at our option. Our current facilities in the United States should meet our needs for the next 12-24 months, but may not be sufficient to meet our anticipated growth beyond then.

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

     On July 20, 2000 Welcome Real-Time S.A. (WRT) filed a lawsuit in the Federal Court in Australia alleging infringement by the Company of WRT's Australian patent and claiming damages.

     On May 17, 2001, the judge in the Federal Court of Australia ruled that the WRT patent was valid and that the Company infringed on the patent in Australia. The judge ordered the Company to refrain from infringing on the patent in Australia and deliver any infringing physical devices in its possession, located in Australia. On October 17, 2001 the Company delivered all infringing devices in accordance with the judge's orders. This consisted of the POS devices used in the Transcard systems during the Western Sydney, Australia trials operated by the Company beginning in 1995. The Company and its Transcard customers had previously decided to terminate the Transcard system trial operations effective August 31, 2001. The cessation of the Transcard activities did not have a material impact on the Company's operating results. Revenues in 2001 from the Transcard system were $32,000 as of August 31, 2001 when the operation was discontinued. The judge also ordered that WRT was entitled to damages suffered or, at its option, a measure of the profitability earned from Catuity's operations in Australia, and that the Company pay certain of WRT legal costs. The Company and WRT have accepted the Court's advice that $338,000 represents the amount of WRT legal costs and this amount will be held in escrow pending the outcome of the appeal.

     The Company and its attorneys believe that the Company's software does not infringe on the WRT patent and filed an appeal. The appeal was heard by the Full Bench of the Federal Court of Australia on February 25-26, 2002 and the Company is waiting for the Court's ruling. The Company has provided for its best estimate of all legal costs for this matter in its 2001 Statement of Operations. In the event the Company's appeal is successful, the Company does not expect to have to pay the escrowed costs, and may recover certain of its own legal costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

     Our high and low sales prices on the ASX and NASDAQ for each quarter within the last two fiscal years are shown below, both in Australian dollars and in U.S. dollars.

                                            HIGH              LOW                HIGH                  LOW
              PERIOD                   (AUSTRALIAN $)    (AUSTRALIAN $)    (UNITED STATES $)    (UNITED STATES $)
              ------                   --------------    --------------    -----------------    -----------------
2001
First Quarter......................        $12.00            $ 5.50             $ 6.75                $2.75
Second Quarter.....................        $ 9.25            $ 4.30             $ 4.72                $2.48
Third Quarter......................        $ 9.45            $ 4.60             $ 4.56                $2.52
Fourth Quarter.....................        $ 7.40            $ 4.00             $ 3.90                $1.93

2000
First Quarter......................        $23.90            $15.50             $14.50                $9.40
Second Quarter.....................        $21.00            $10.00             $12.65                $6.03
Third Quarter......................        $18.45            $14.16             $10.06                $7.72
Fourth Quarter.....................        $19.80            $10.40             $11.09                $5.82

     Per share U.S. prices in the first three quarters of 2000, were converted from Australian prices based on the prevailing exchange rates between the Australian and U.S. dollar as of the last day of each respective quarter.

     As of February 28, 2002 there were approximately 3,771 shareholders of record of our common stock as reported to us by Computershare Investor Services, our transfer agent.

     To date, we have not paid any dividends on our common stock.

                      SUPPLEMENTAL SHAREHOLDER INFORMATION

     The following information is provided voluntarily and is in accordance with the Australian Stock Exchange (ASX) listing requirements.

SECURITIES ISSUED

     As of February 28, 2002 the Company had issued the following securities:

Shares of Common Stock......................................    8,069,338
Options as listed...........................................    1,053,900

I. STOCK OPTIONS LISTED BY EXPIRATION DATE (AS OF FEBRUARY 28, 2002)

                                                      NUMBER OF    EXERCISE       (USD)-U.S. DOLLAR
              OPTION EXPIRATION DATE                   OPTIONS      PRICE      (AUD)-AUSTRALIAN DOLLAR
              ----------------------                  ---------    --------    -----------------------
03/30/2002........................................        2,000     $9.50                AUD
05/31/2002........................................       75,000      6.31                USD
06/30/2002........................................        1,000      3.00                AUD
06/30/2002........................................       21,500      9.50                AUD
07/31/2002........................................          500     19.25                AUD
09/30/2002........................................        1,000      9.50                AUD
12/31/2002........................................        3,000      9.50                AUD
03/30/2003........................................        5,000      9.50                AUD
03/31/2003........................................        3,000      9.50                AUD
03/31/2003........................................        1,500     19.25                AUD
06/24/2003........................................       50,000     12.00                AUD
06/30/2003........................................       12,500      9.50                AUD
06/30/2003........................................        1,000     19.25                AUD
09/30/2003........................................        1,000      9.50                AUD
03/31/2004........................................        1,000     19.25                AUD
04/30/2004........................................       25,000      4.00                USD
06/24/2004........................................       50,000     16.00                USD
06/30/2004........................................       20,000      9.50                AUD
06/30/2004........................................        1,500     19.25                AUD
09/30/2004........................................        4,000      9.50                AUD
06/30/2006........................................       67,900      8.06                AUD
06/30/2006........................................        6,500      4.11                USD
12/04/2007........................................        2,000      2.40                USD
12/12/2007........................................        2,000      2.30                USD
05/30/2008........................................       50,000      6.18                USD
10/01/2008........................................       30,000     15.86                AUD
10/09/2008........................................       10,000     17.20                AUD
12/31/2008........................................      315,000      9.50                USD
12/31/2008........................................      150,000      7.68                USD
12/31/2008........................................       21,000      9.50                USD
06/01/2009........................................      100,000      7.75                AUD
09/28/2009........................................       10,000      5.70                AUD
09/28/2009........................................       10,000      3.00                USD
                                                      ---------     -----                ---
       Total......................................    1,053,900

-------------------------
Note:
- All options are unlisted and are not quoted on either Nasdaq or ASX.

     20 Largest Shareholders and Option Holders (as of February 28, 2002)

II. SHAREHOLDERS

                           NAME                               NUMBER OF SHARES    % OF ISSUED CAPITAL
                           ----                               ----------------    -------------------
L.D. O'Connor.............................................         508,214                6.30
Westpac Custodian Nominees Limited........................         307,008                3.80
Boom Australia Pty Ltd....................................         260,000                3.22
D.L. MacSmith.............................................         251,417                3.12
National Nominees Limited.................................         209,292                2.59
A.S. Dawson...............................................         185,000                2.29
Visa USA..................................................         141,719                1.76
AMP Life Limited..........................................         112,577                1.40
S. Fox....................................................          80,000                0.99
Merrill Lynch Nominees....................................          78,970                0.98
Commonwealth Custodial Services...........................          76,826                0.95
Bellway International Limited.............................          68,150                0.84
Fairlawn Investments Pty, Ltd.............................          63,000                0.78
J.H. Marshall.............................................          50,926                0.63
Pisani Investments Pty....................................          43,000                0.53
C. Mc Courtie.............................................          42,000                0.52
JP Morgan Nominees........................................          41,614                0.52
Henry Pollard.............................................          40,060                0.50
RTR Pty Limited...........................................          40,000                0.50
HSBC Custody Nominees.....................................          37,785                0.47
                                                                 ---------               -----
Total Shares of Common Stock..............................       2,637,558               32.69
Total Shares as of February 28, 2001......................       2,945,703               37.42

     The above shareholder information is based on the Australian share register and where known, includes additional shares held in the United States market.

III. OPTIONHOLDERS

                   NAME                        NUMBER OF OPTIONS    % OF OPTIONS ISSUED
                   ----                        -----------------    -------------------
M. Howe....................................          315,000               29.89
D. MacSmith................................          200,000(1)            18.98
J. Lowry...................................          150,000               14.23
R. Kosnik..................................           75,000                7.12
J. Adams...................................           57,000                5.41
B. Garton..................................           35,000                3.32
Greenstone Partners........................           25,000                2.37
A. Gilman..................................           15,000                1.42
D. Mount...................................           15,000                1.42
R. Robins..................................           15,000                1.42
A. S. Dawson...............................           15,000                1.42
L. Schweichler.............................           11,550                1.10
J. & P.A. Gordon...........................           10,000                0.95
A. Peckenpaugh.............................            9,450                0.90
R. Braxton.................................            9,350                0.89
J. Chappell................................            7,500                0.71
J. Otaegui.................................            7,500                0.71
W. Ho......................................            7,000                0.66
E. Leong...................................            6,800                0.65
L. Chang...................................            5,800                0.55
T. Boniecki................................            5,800                0.55
                                                   ---------               -----
     Total Options.........................          997,750               94.67

-------------------------
(1) 100,000 shares are subject to shareholder approval at the May 23, 2002 Annual Shareholders Meeting.

IV. SUBSTANTIAL SHAREHOLDERS (AS OF FEBRUARY 28, 2002)

     As of February 28, 2002 the following individual was recorded as a substantial shareholder in the Company's Register of Substantial Shareholders:

                        SUBSTANTIAL
                        SHAREHOLDER                            NUMBER OF SHARES
                        -----------                            ----------------
L.D. O'Connor..............................................        508,214

ITEM 6. SELECTED FINANCIAL DATA

                                                           FOR YEARS ENDED DECEMBER 31
                                           -----------------------------------------------------------
                                            2001         2000         1999         1998         1997
                                            ----         ----         ----         ----         ----
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Gross Revenues.........................    $ 2,020      $   751      $   638      $   292      $   761
Sales Discount (non-cash)(1)...........       (404)          --           --           --           --
                                           -------      -------      -------      -------      -------
Net Revenues...........................      1,616          751          638          292          761
Total Costs and Expenses(2)............      5,735        4,634        6,808        2,499        4,063
                                           -------      -------      -------      -------      -------
Operating Loss.........................     (4,119)      (3,883)      (6,170)      (2,207)      (3,302)
Total Other Income/(Expense)...........        244          199          (41)        (177)        (215)
Extraordinary loss on Early
  Extinguishment of debt...............         --         (127)          --           --           --
                                           -------      -------      -------      -------      -------
Net Loss...............................    $(3,875)     $(3,811)     $(6,211)     $(2,384)     $(3,517)
                                           =======      =======      =======      =======      =======
Loss per share before extraordinary
  item-basic & diluted.................    $ (0.49)     $ (0.52)     $ (1.05)     $ (0.53)     $ (1.15)
Loss per share on extraordinary
  item-basic & diluted.................         --        (0.02)          --           --           --
                                           -------      -------      -------      -------      -------
Net Loss per share-basic & diluted.....    $ (0.49)     $ (0.54)     $ (1.05)     $ (0.53)     $ (1.15)
                                           =======      =======      =======      =======      =======

                                                                   DECEMBER 31
                                           -----------------------------------------------------------
                                            2001         2000         1999         1998         1997
                                            ----         ----         ----         ----         ----
BALANCE SHEET DATA:
Total Assets...........................    $ 5,870      $ 9,500(3)   $ 6,189(4)   $   639      $ 1,336
Long-Term Debt.........................         --           --          854        1,594        1,692

-------------------------
(1) Represents the fair market value of shares of common stock issued to Visa as part of the Company's contract with them.

(2) Includes variable stock compensation expense (benefit) of ($973,350) in 2001, (716,192) in 2000, $2,475,175 in 1999.

(3) Includes a private placement of 710,000 shares of common stock which raised $6,245,000 in net cash proceeds.

(4) Includes the issuance of shares of common stock which raised $9,521,278 in net cash proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a summary of the consolidated operating results of Catuity, Inc. and contains forward looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements.

RESULTS OF OPERATIONS

     Overview

     The year 2001 was a year of significant progress for Catuity's operations in the United States. We signed a major agreement with Visa USA Inc., which covers licensing and the development of enhancements for the Smart Visa Loyalty System. In 2001, a majority of our revenue came from this contract in the form of software development. While we expect this agreement will continue to provide Catuity with software development revenue in 2002, we expect it will also provide license revenue in 2002, 2003 and beyond as Visa member banks issue smart cards that contain loyalty.

     A number of milestones were accomplished during 2001. In addition to building our U.S. staff and infrastructure and winning a major strategic and revenue contract, we achieved positive cash flow for the fourth quarter and attained our first month of profitability in December 2001. In January 2002, we received a Notice of Allowance from the U.S. patent office that our application for a patent, filed December 30, 1999, had been examined and was allowed for issuance as a patent. We anticipate the granting of patent rights within approximately three to four months from the date of the Notice of Allowance. We further anticipate that corresponding patents will be issued in other countries.

     There are a number of factors that impacted the smart card market in 2001. The positive factors include a continued reduction in the price of smart cards, which has further improved the business case for card issuers, and the strong commitment by Visa USA to the introduction of smart cards. Additionally, the integration of payment and loyalty began to be addressed in 2001, and efforts are continuing in 2002. Catuity has been actively involved in developing interoperability standards to integrate loyalty transactions with payment transactions. The pace with which card-issuing banks began issuing smart cards and merchants began installing POS devices that are smart card compatible also increased in 2001. The negative factors are the relative slowness of POS device suppliers to deliver multi-application devices and the slowness of merchants to adopt POS devices that read smart cards. These factors have resulted in a longer than anticipated lead-time in implementation.

     Although the smart card market and the Visa smart card program are very important to us, we also continue to pursue contracts with customers that do not involve either smart cards or Visa member banks. An example is at Electronic Merchant Systems (EMS), a transaction processor for the small retailer end of the market, where we have our system implemented supporting small retailers using magnetic stripe cards.

     Based on our expected 2002 revenue under contract, recent discussions with new customers and our understanding of our existing customer's plans to roll-out smart card initiatives in 2002, we anticipate the Company will achieve profitability for the year 2002 before the impact of any non-cash charges or credits for stock based compensation. Based on this information, revenue is projected to exceed $7 million in 2002. We anticipate our revenue in the first half of 2002 will be principally from software development and services. We expect to begin to earn license revenue from our Visa agreement in the fourth quarter of 2002 and that it will continue at an increasing rate in 2003. Our operating expenses are anticipated to be approximately $6.9 million before non-cash stock compensation expenses/(credits) related to our non-recourse loans with a Director and Officer. The speed with which our customers progress with their plans and the success they achieve in their product launches could have an impact on these estimates and impact our actual results from operations in 2002. We expect to incur losses in both the 1st and 2nd quarters of 2002, but at significantly reduced levels from 2001.

     During 2001 we established a program for the granting of options to employees under the provisions of the Employee Stock Option Plan (ESOP) that was approved in 2000 by our shareholders. The program is designed to help attract and retain qualified people and to provide incentives to our employees to do everything within their area of responsibility to help the Company grow and prosper. Under the program, all employees will be considered for option grants once each year. The determination of which employees may receive an option grant, and the number of shares that may be granted are recommended by management and approved by the compensation committee of the Board of Directors in May each year. Employees receiving option awards receive them on the last business day in June at an exercise price which is equal to, or higher than, the closing price on

Nasdaq (U.S. employees) or the ASX (Australian employees) on the date of grant. All options have the same vesting provisions (generally ratably over 3 years) and expiration (generally 5 years from date of grant or 60 days after termination of employment, whichever occurs first). In 2001, we granted 84,550 option shares to 27 employees who had been with the Company at least 6 months.

FISCAL YEAR ENDED 2001 COMPARED TO 2000

     In 2001, gross revenues were $2,020,000. These revenues were primarily derived from $1,414,000 in software development (an increase of 164% over 2000) and from $593,000 in services relating to implementation, training, support and consulting activities (an increase of 173% over 2000). A majority of the increase in software development revenue related to the Visa contract signed in 2001. As part of this contract, we issued 141,719 shares of common stock to Visa, which has been recorded as a non-cash sales discount of $404,000. Comparatively, 2000 gross revenues totaled $751,000, and were derived from $534,000 in software development and from $217,000 in services. Gross revenues increased by $1,269,000, or 169% in 2001.

     Product development expenses increased $93,000, or 8%, to $1,271,000 for the year ended December 31, 2001 from $1,178,000 for the year ended December 31, 2000. Expenses were positively impacted in 2001 by a decrease in the average exchange rate for the Australian dollar compared to U.S. dollar. Excluding the effect of the exchange rate difference, product development expenses would have reflected an increase of $224,000, or 19%. This increase is due primarily to the hiring of additional staff.

     Customer implementation and support expenses increased $683,000, or 260%, to $946,000 for the year ended December 31, 2001 from $263,000 for the year ended December 31, 2000. The customer implementation and support function did not begin operations until August of 2000. As a result, the significant increase in 2001 reflects a full year of operation in which staff size increased from two at the end of 2000 to six by mid 2001 as the Company built its customer service and support capability.

     Sales and marketing expenses increased $12,000, or 1%, from $1,906,000 for the year ended December 31, 2000 to $1,918,000 for the year ended December 31, 2001. We expect sales and marketing expenses to increase in 2002 by approximately 10 to 15% due to additional staff hired at the end of 2001 and in early 2002 and for higher customer related travel expenses.

     General and administrative expenses increased $570,000, or 28%, from $2,003,000 for the year ended December 31, 2000 to $2,573,000 for the year ended December 31, 2001. The increase principally resulted from higher legal costs related to the Welcome Real-Time patent infringement lawsuit in 2001 than in 2000 and having a higher number of U.S. accounting and administrative staff in place in 2001, compared to 2000.

     General and administrative -- variable stock compensation expense/(credits) are due to the Company's 1996 non-recourse loans to a director and officer and are a non-cash expense. In 2001, credits of ($973,000) were recorded compared to a credit of ($716,000) for the year ended December 31, 2000. The increase in the credit is attributable to the decline in our stock price during 2001.

FISCAL YEAR ENDED 2000 COMPARED TO 1999

     Net revenues in 2000 exceeded 1999 net revenues by approximately $113,000 or 18%. Of the $751,000 in 2000 net revenue, 83% was derived from sales activities in the United States and 17% from sales in Australia. This was the first time that U.S. revenues had been a majority of the Company's net revenues and reflects the Company's transformation to becoming a U.S. Company in late 1999 and the subsequent growth in U.S. operations during 2000.

     Of the $751,000 of net revenues in 2000, $534,000 was related to software development, $92,000 was related to training activities and $125,000 related to on-going customer activities in Sydney Australia.

     Product development expenses are primarily related to our technical staff located in Sydney Australia that is responsible for increasing the features and functionality of our loyalty software based on U.S. customer needs. In addition, expenses related to our U.S. based service and implementation team were included in product development costs until August 2000. In 2000, product development expenses increased $352,000 or 43% over 1999. The increase was primarily due to the higher costs associated with the establishment of our U.S. based implementation and service team in the first seven months of 2000. In addition, product development grant monies were recognized that offset product development expenses. Grant amounts recognized by the Company decreased in 2000 to $299,000 from $573,000 in 1999.

     Customer implementation and support expenses consist of the costs associated with the Company's customer implementation and support staff and facilities located in Arlington, Virginia. Expenses in this area increased from having no expense for the year ended December 31, 1999 to $263,000 for the year ended December 31, 2000. The increase in expense for 2000 relates to the five months in 2000 that these costs were identified separately for the first time.

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

     General and Administrative (G&A) costs relate to finance, administrative, office overhead, and outside professional fees. G&A costs decreased $546,000 or 21% in 2000 compared to 1999. In 1999, our professional services costs were very high as the Company extensively used outside legal, accounting and consulting services to transform itself from an Australian company to become incorporated in the United States. These costs, which exceeded $1,200,000, were one time U.S. establishment costs. The decrease primarily relates to outside professional fees and other costs related to our transition from Australia to the U.S. in 1999. In 2000, our professional fees included costs associated with achieving SEC and Nasdaq clearance required to begin trading on Nasdaq. In addition, in 2000, we also incurred increased legal fees related to the Welcome Real-Time Patent infringement lawsuit described below.

     G&A-variable stock compensation was a credit of $716,000 in 2000 versus and expense of $2,475,000 in 1999. This non-cash item relates to 1996 non-recourse loans given to a director and officer of the company. The expense/(credit) amount is determined by changes in our stock price at the end of each year.

     Other income increased significantly in 2000 to $199,000 compared to a net expense of $41,000 in 1999. The principle reasons for the increase was the reduction of interest expense from the early extinguishment of long-term debt during the year and the interest income earned on higher cash balances maintained by the Company in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company entered 2001 with sufficient capital to operate its business for the year and did not need to undertake any capital raising activities.

     As of December 31, 2001 the Company had $835,000 in deferred revenue, an increase of $768,000 over December 31, 2000. This amount represents amounts invoiced to customers, and often paid, but not yet earned as revenue. It principally results from license fees invoiced that will be recognized as revenue as cards are activated, loyalty transactions occur, or POS devices are utilized and from software development fee amounts invoiced beyond the percentage of work completed on a project. The impact of this accounting treatment is that revenues are delayed from being reflected on the statement of operations and cash flow is favorably affected. Conversely, work in process increased from $0 at December 31, 2000 to $209,000 at December 31, 2001. This reflects work completed on software development projects, on a percentage of completion basis, that exceeds the amount that can be invoiced for the work. It principally occurs when a project's invoices are tied to certain milestone achievements that do not reflect the percentage of work actually completed. The impact of this accounting treatment is that revenue is recorded on the statement of operations in advance of when invoicing occurs and with a greater expected lead-time until cash is received. The net effect of these two items is that, as of December 31, 2001, the Company had invoiced a net of $626,000 higher than the amount of revenue recognized, resulting in a positive impact on cash flow from operations and a delay of revenue recognition into the future. Comparatively, as of December 31, 2000, the Company had invoiced a net of $67,000 beyond revenue recognized.

     Operating activities utilized $3,951,000 of cash in 2001 compared to $3,939,000 in 2000. Prior to working capital changes, cash used in operating activities remained relatively constant from 2001 as compared to 2000. The largest components of working capital changes were an accounts receivable increase of $626,000, which was offset by an increase in deferred revenue of $768,000.

     Cash used in investing activities in 2001 totaled $88,000 and was related to the purchase of computer equipment for the Company's U.S. headquarters and personnel, as well as the updating of computer equipment in Australia. This is a $24,000 decrease from the investment of $112,000 in 2000.

     Cash obtained from financing activities was $41,000 in 2001 compared to $8,137,000 in 2000. In 2000, cash obtained from financing was primarily due to the private placement of 710,000 shares of stock to several accredited institutional investors that raised $6,245,000. Also, due to lower stock prices in 2001, cash obtained from the exercise of options was $41,000 compared to $1,892,000 in 2000.

     We have $4,465,000 in cash and cash equivalents as of December 31, 2001 and no outstanding debt. We believe that we have sufficient cash and cash equivalents on hand to fund our operations and anticipated growth in 2002.

     As of December 31, 2001, the Company had operating loss carry-forwards with a full valuation allowance of $8,345,000 expiring in various amounts in 2020 and 2021 in the United States and $13,787,000 in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997.

     Critical Accounting Policies

     The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application is generally accepted, we select the principle or method that is appropriate in our specific circumstances. (see Note 2 of Notes to Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing circumstances. As a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

     Revenue Recognition

     We have three distinct revenue streams that result from our business activities. They are license revenue, software development revenue, and service revenues. License revenue is expected to be earned on a per card issued, per card activated with loyalty, per loyalty transaction, and/or per POS device installed basis depending on the customer. License revenue, which is expected to be our largest source of revenue in the future, is tied to the speed with which our customers implement and roll-out their projects.

     License revenue recorded on a per transaction basis represents the smallest unit of pricing, but has the advantage of significant volume potential. As a result, revenue earned on a per transaction basis is anticipated to start at lower levels and build as the customer's loyalty program gains momentum. License revenue on a per card issued/activated basis is at a higher unit price and is earned as soon as the card is issued or has a loyalty transaction activated on it. Revenue under this approach is anticipated to be earned at higher levels and sooner in the customer's implementation cycle than per transaction based pricing. Revenue is also expected to be earned when cards expire and are replaced, are lost or are stolen. License revenues are also expected to be earned on a per POS device installed basis. This is the largest unit price of the three types of license revenue, but is earned on the smallest volume. Annual license renewal fees are also expected in certain cases. License revenues are generally recognized when a user license agreement has been signed, the software product is being utilized, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable.

     Software development revenue is recorded on a project-by-project basis from the integration, customization and development fees that normally occur within several months of the contract being signed. Software development revenue is charged at our standard hourly bill rates on a time and materials basis or on a fixed price basis. Revenue is earned as the project progresses on a percentage of completion basis. Revenue from fixed price contracts is generally recognized over the contract term using the percentage of completion method, based upon hours incurred as a percentage of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met.

     We record service revenues as a result of our training services, installation support, post-installation support and annual maintenance fees. Maintenance fees are recurring and are generally contracted for as a percentage of the license revenue earned from use of the software. All of the other service revenues are on a project-by-project basis and charged using our standard hourly bill rates or fixed pricing. Revenue from consulting services, installation fees, installation support and training are recognized in the period in which the service is performed and the fee becomes determined and payable. Revenue from post-customer support includes maintenance revenue, which is recognized ratably over the maintenance period.

     Software development and service revenues are relatively easy to project when a contract is signed and the size and scope of the project becomes known. License revenue, on the other hand, is much more difficult to project since it is dependent on the speed with which our customers implement their projects, their timing for roll-out, their approach to rolling out their programs (e.g. complete a pilot project, followed by a regional roll-out, followed by national roll-out, verses doing a national roll-out directly), and the scale (size) of the loyalty programs they offer to their customers. However, we believe that license fees represent recurring revenues and are expected to be significant over time as our software becomes integrated to the payment system and merchants begin to capture the increased revenue and the decreased costs afforded by the Catuity system.

     Contingent Liabilities

     We record an expense for all contingent liabilities, including legal costs, when the liability is probable to occur and the amount is reasonably estimable.

     Accounting for Equity Instruments

     The Company accounts for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25").

     For all fixed stock-based awards issued to employees, we record an expense based on the intrinsic value of the awards and amortize the expense over the vesting period. For variable awards issued to employees and awards issued to third parties, we record an expense based on the fair value of the award at each balance sheet date using the Black-Scholes valuation model and amortize the expense over the vesting period.

     For issuances of stock to third parties for services, we record an expense at the date of issuance based on the number of shares issued multiplied by the closing stock price of the date of issuance. For stock issued to customers, we record a sales discount in a similar manner.

     For non-recourse loans issued to employees to purchase stock, we record an expense based on the number of loan shares outstanding multiplied by the closing stock price on the date of the loan. At each balance sheet date, we adjust the cumulative expense recorded to equal the number of non-recourse loan shares outstanding multiplied by the closing stock price at each balance sheet date. Any increase or decrease in the cumulative expense is recorded in the statement of operations.

LEGAL PROCEEDINGS

     Details of Legal Proceedings are included in Item 3 above and in Note 4 to the Consolidated Financial Statements.

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

     As of December 31, 2001, and 2000 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $162,000 and $95,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $16,200 and $9,500.

     We are also exposed to interest rate risk on deposits of cash, which are affected by changes in the general level of interest rates in the United States and Australia. Since we generally invest in very short-term interest bearing deposits, we do not believe we are subject to any material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

Report of Independent Auditors..............................     26
Consolidated Balance Sheet..................................     27
Consolidated Statement of Operations........................     28
Consolidated Statement of Cash Flows........................     29
Consolidated Statement of Shareholders' Equity..............     30
Notes to Consolidated Financial Statements..................     31

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CATUITY INC.

     We have audited the accompanying consolidated balance sheets of Catuity Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catuity Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Detroit, Michigan
March 8, 2002

                                  CATUITY INC.

                           CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 31
                                                                ----------------------------
                                                                    2001            2000
                                                                    ----            ----
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  4,464,863    $  8,558,843
  Accounts receivable-trade, less allowance of $114,000 in
     2001, and $44,000 in 2000..............................         668,482         111,698
  Restricted cash...........................................          94,712         222,265
  Work in process...........................................         208,823              --
  Prepaid expenses and other................................         218,416         370,357
                                                                ------------    ------------
Total current assets........................................       5,655,296       9,263,163
Property and equipment, net.................................         215,197         236,832
                                                                ------------    ------------
Total Assets................................................    $  5,870,493    $  9,499,995
                                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $    271,435    $    378,983
  Deferred revenue..........................................         834,514          67,000
  Accrued compensation......................................         153,415         122,134
  Other accrued expenses....................................         620,500         483,406
  Trust liability...........................................          78,745         204,243
                                                                ------------    ------------
Total current liabilities...................................       1,958,609       1,255,766
Accrued compensation........................................          54,910          50,231
Commitments and contingencies (Note 4)......................              --              --
Shareholders' equity:
  Common stock -- $.001 par value; Authorized -- 100 million shares: issued and outstanding 8,063,338 in 2001 and
     7,869,619 in 2000......................................           8,064           7,870
  Additional paid-in capital................................      32,216,113      32,626,916
  Shareholder loans.........................................        (757,733)       (757,733)
  Foreign currency translation adjustment...................        (316,280)       (265,067)
  Accumulated deficit.......................................     (27,293,190)    (23,417,988)
                                                                ------------    ------------
Total shareholders' equity..................................       3,856,974       8,193,998
                                                                ------------    ------------
Total Liabilities and Shareholders' Equity..................    $  5,870,493    $  9,499,995
                                                                ============    ============

                             See accompanying notes

                                  CATUITY INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                     ---------------------------------------------
                                                        2001             2000             1999
                                                        ----             ----             ----
REVENUES:
Software development revenue.....................    $ 1,414,214      $   534,560      $        --
Service revenue..................................        593,470          216,913           97,623
License revenue..................................         12,600               --          540,759
                                                     -----------      -----------      -----------
Gross revenue....................................      2,020,284          751,473          638,382
Sales discount (non-cash)........................       (403,899)              --               --
                                                     -----------      -----------      -----------
Net revenue......................................      1,616,385          751,473          638,382
Operating costs and expenses:
Product development..............................      1,271,380        1,178,217          825,968
Customer implementation and support..............        946,374          263,094               --
Sales and marketing..............................      1,917,900        1,905,906          956,911
General and administrative.......................      2,573,129        2,003,408        2,549,732
General and administrative-variable stock
  compensation (non-cash)........................       (973,350)        (716,192)       2,475,175
                                                     -----------      -----------      -----------
Total operating costs and expenses...............      5,735,433        4,634,433        6,807,786
                                                     -----------      -----------      -----------
Operating loss...................................     (4,119,048)      (3,882,960)      (6,169,404)

OTHER INCOME/(EXPENSE):
Interest income..................................        243,846          246,200          115,631
Interest expense -- related party................             --          (47,145)        (156,311)
                                                     -----------      -----------      -----------
Total other income/(expense).....................        243,846          199,055          (40,680)
                                                     -----------      -----------      -----------
Loss before income taxes and extraordinary
  item...........................................     (3,875,202)      (3,683,905)      (6,210,084)
Provision for income taxes.......................             --               --               --
                                                     -----------      -----------      -----------
Loss before extraordinary item...................     (3,875,202)      (3,683,905)      (6,210,084)
Extraordinary loss on early extinguishment of
  debt...........................................             --         (127,446)              --
                                                     -----------      -----------      -----------
Net loss.........................................    $(3,875,202)     $(3,811,351)     $(6,210,084)
                                                     ===========      ===========      ===========
Loss per share before extraordinary item -- basic
  & diluted......................................    $     (0.49)     $     (0.52)     $     (1.05)
Loss per share on extraordinary item-basic &
  diluted........................................             --            (0.02)              --
                                                     -----------      -----------      -----------
Net loss per share -basic & diluted..............    $     (0.49)     $     (0.54)     $     (1.05)
                                                     ===========      ===========      ===========
Weighted average shares outstanding-basic &
  diluted........................................      7,935,137        7,020,534        5,913,613
                                                     ===========      ===========      ===========

                             See accompanying notes

                                  CATUITY INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                       -----------------------------------------
                                                          2001           2000           1999
                                                          ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss...........................................    $(3,875,202)   $(3,811,351)   $(6,210,084)
Adjustments used to reconcile net loss to net cash
  used in operating activities:
  Stock based compensation.........................       (973,350)      (716,192)     2,475,175
  Depreciation and amortization....................        110,096        117,525        101,809
  Non cash sales discount..........................        403,899             --             --
  Non cash services................................        117,800             --             --
  Extraordinary loss on early extinguishment of
     debt..........................................             --        127,446             --
  Provision for doubtful accounts..................        113,550         44,421        157,704
  Provision for obsolete inventory.................             --             --        104,929
Changes in assets and liabilities:
  Accounts receivable..............................       (625,913)       430,854       (576,072)
  Accounts payable.................................       (107,548)      (181,923)       250,840
  Deferred revenue.................................        767,514         67,000             --
  Accrued expenses and other liabilities...........         47,556        281,280        195,278
  Other assets.....................................         70,671       (298,475)       (24,383)
                                                       -----------    -----------    -----------
Net cash used in operating activities..............     (3,950,927)    (3,939,415)    (3,524,804)
                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...............        (88,461)      (112,319)      (135,622)
                                                       -----------    -----------    -----------
Net cash used in investing activities..............        (88,461)      (112,319)      (135,622)
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net of expenses........         41,045      8,193,904      9,521,278
  Net proceeds from sale of option.................             --        924,805             --
  Payments on borrowings from related parties......             --       (854,230)      (839,981)
  Fees paid for early extinguishment of debt.......             --       (127,446)            --
                                                       -----------    -----------    -----------
Net cash provided by financing activities..........         41,045      8,137,033      8,681,297
                                                       -----------    -----------    -----------
Foreign exchange effect on cash....................        (95,637)      (796,213)       100,097
                                                       -----------    -----------    -----------
Net increase/(decrease) in cash and cash
  Equivalents......................................     (4,093,980)     3,289,086      5,120,968
Cash and cash equivalents, beginning of period.....      8,558,843      5,269,757        148,789
                                                       -----------    -----------    -----------
Cash and cash equivalents, end of period...........    $ 4,464,863    $ 8,558,843    $ 5,269,757
                                                       ===========    ===========    ===========
Supplemental disclosure of cash flow information
  Taxes paid.......................................    $        --    $        --    $        --
                                                       ===========    ===========    ===========
  Interest paid....................................    $        --    $    47,145        156,311
                                                       ===========    ===========    ===========

                             See accompanying notes

                                  CATUITY INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                     ISSUED CAPITAL       ADDITIONAL                                   FOREIGN         TOTAL
                                 ----------------------      PAID       SHAREHOLDER   ACCUMULATED     CURRENCY     SHAREHOLDERS'
                                  SHARES       AMOUNT     IN CAPITAL       LOANS        DEFICIT      TRANSLATION      EQUITY
                                  ------       ------     ----------    -----------   -----------    -----------   -------------
Balances at January 1, 1999....  4,920,340     $4,920     $12,174,106    $(806,146)   $(13,396,553)   $ 412,716     $(1,610,957)
  Issuance of common stock.....    796,782        797       4,818,084                                                 4,818,881
  Exercise of options..........  1,012,147      1,012       4,730,434                                                 4,731,446
  Stock based compensation.....                             2,475,175                                                 2,475,175
  Shareholder loans............                                             48,413                                       48,413
Net loss.......................                                                         (6,210,084)                  (6,210,084)
Foreign currency translation...                                                                         (11,643)        (11,643)
                                                                                                                    -----------
  Comprehensive loss...........                                                                                      (6,221,727)
                                 ---------     ------     -----------    ---------    ------------    ---------     -----------
Balances at December 31,
  1999.........................  6,729,269      6,729      24,197,799     (757,733)    (19,606,637)     401,073       4,241,231
  Issuance of common stock.....    713,636        714       6,289,812                                                 6,290,526
  Exercise of options..........    426,714        427       1,902,952                                                 1,903,379
  Sale of option right.........                               952,545                                                   952,545
  Stock based compensation.....                              (716,192)                                                 (716,192)
Net loss.......................                                                         (3,811,351)                  (3,811,351)
Foreign currency translation...                                                                        (666,140)       (666,140)
                                                                                                                    -----------
  Comprehensive loss...........                                                                                      (4,477,491)
                                 ---------     ------     -----------    ---------    ------------    ---------     -----------
Balances at December 31,
  2000.........................  7,869,619      7,870      32,626,916     (757,733)    (23,417,988)    (265,067)      8,193,998
  Issuance of common stock.....    165,719        166         480,530                                                   480,696
  Exercise of options..........     28,000         28          41,017                                                    41,045
  Sale of option right.........                                41,000                                                    41,000
  Stock based compensation.....                              (973,350)                                                 (973,350)
Net loss.......................                                                         (3,875,202)                  (3,875,202)
Foreign currency translation...                                                                         (51,213)        (51,213)
                                                                                                                    -----------
  Comprehensive loss...........                                                                                      (3,926,415)
                                 ---------     ------     -----------    ---------    ------------    ---------     -----------
Balances at December 31,
  2001.........................  8,063,338     $8,064     $32,216,113    $(757,733)   $(27,293,190)   $(316,280)    $ 3,856,974
                                 =========     ======     ===========    =========    ============    =========     ===========

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

     Catuity Inc. and subsidiaries (the "Company") designs, develops, operates and markets multi-program systems that provide loyalty and incentive marketing solutions. The Company's principal customers are retailers, card issuing banks and processors for consumer purchases in stores as well as over the Internet. These solutions are intended to increase customer retention, increase the customer base and reduce costs for merchants. The Company provides full program services and network system software that directly connect the seller and the buyer across all purchasing channels, irrespective of payment method.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying financial statements include the consolidation of the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

     Revenue Recognition

     The Company generates revenue from three primary sources as follows:

          Software Development Revenues: Revenue from fixed price contracts is generally recognized over the contract term using the percentage of completion method, based upon hours incurred as a percentage of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met.

          Service Revenue: Service revenue is derived from consulting services, installation fees, installation support, training and post customer support
     (PCS). Revenue from consulting services, installation fees, installation support and training are recognized in the period in which the service is performed and the fee becomes determined and payable. Revenue from PCS includes maintenance revenue, which is recognized ratably over the maintenance period.

          In 1999 Australian PCS revenue was recognized as part of the original license fee on delivery of the software when it was provided for one year or less, the estimated cost of providing the PCS was insignificant and the upgrades provided were minimal.

          License Revenue: The Company licenses software under user license agreements. License revenues are generally recognized when a user license agreement has been signed, the software product is being utilized, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The credit risk associated with trade receivables is limited due to performing on going credit evaluations. The Company generally does not require collateral for its trade receivables. The Company generated 70% of net revenue from one U.S. customer in 2001. The loss of that customer would have a material effect on the Company's operations.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets (which range from three to ten years).

FOREIGN CURRENCY TRANSLATION

     The accounts of the Company's subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All balance sheet accounts for the Australian subsidiaries are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses for the Australian subsidiaries are translated at the average exchange rate during the year. All cumulative translation gains and losses are included as a separate component of shareholders' equity in the consolidated balance sheet. Currency transaction gains and losses are included in the consolidated statement of operations.

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

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of Statement of

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

     For all fixed awards, the Company records an expense based on the intrinsic value at the date of grant and amortizes it over the vesting period. For variable awards issued to employees or non-employees, the Company records an expense, or benefit, based on the fair value of the options at each balance sheet date.

ISSUANCE OF STOCK TO THIRD PARTIES FOR SERVICES

     For issuances of stock to third parties for services, the Company records an expense at the date of issuance based on the number of shares issued multiplied by the closing stock price of the date of issuance. For stock issued to vendors, we record a sales discount in a similar manner.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued in July 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces Statement of Financial Accounting Standards No. 121 on the same topic and establishes an accounting model for the impairment of long-lived assets. The Company will adopt SFAS No. 144 on January 1, 2002 and does not expect the adoption to have a significant impact on its operations or financial position.

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                             DECEMBER 31
                                                        ----------------------
                                                          2001         2000
                                                          ----         ----
Computer equipment..................................    $ 435,368    $ 383,383
Leasehold improvements..............................       45,840       54,126
Office furniture and equipment......................      114,441      105,238
                                                        ---------    ---------
                                                        $ 595,649    $ 542,747
Less accumulated depreciation.......................     (380,452)    (305,915)
                                                        ---------    ---------
                                                        $ 215,197    $ 236,832
                                                        =========    =========

NOTE 4. COMMITMENTS AND CONTINGENCIES

     Lease Commitments -- The Company has commitments under a non-cancelable office lease expiring December 14, 2003. Minimum future annual lease payments under this lease as of December 31, 2001 are as follows:

2002........................................................    $ 69,890
2003........................................................      69,740
                                                                --------
                                                                $139,630
                                                                ========

     Total rent expense on all office leases was $99,887, $91,222, and $121,701 for the years ended December 31, 2001, 2000 and 1999, respectively. The higher expense in 1999 is primarily due to currency adjustments.

CONTINGENCIES

GRANTS

     While the Company received no grants in 2001, research & development and export market development grants were received in 2000 and 1999. The grants were recognized using contract accounting when the underlying performance objective was attained or services were provided. The revenue was offset against the expenses to which it related.

     Under the terms of a Grant Agreement with the Commonwealth of Australia, the Company was required to meet certain obligations with regard to the development and commercialization of the Multi Card Acceptance Device. In the event that these obligations were not met, the Company would have been required to repay all or part of the grant monies received. As of December 31, 2001, the Company had no remaining liability for the repayment of grant monies received.

LEGAL

     On July 20, 2000 Welcome Real-Time S.A. (WRT) filed a lawsuit in the Federal Court in Australia alleging infringement by the Company of WRT's Australian patent and claiming damages.

     On May 17, 2001, the judge in the Federal Court of Australia ruled that the WRT patent was valid and that the Company infringed on the patent in Australia. The judge ordered the Company to refrain from infringing on the patent in Australia and deliver any infringing physical devices in its possession, located in Australia. On October 17, 2001 the Company delivered all infringing devices in accordance with the judge's orders. This consisted of the POS devices used in the Transcard systems during the Western Sydney, Australia trials operated by the Company beginning in 1995. The Company and its Transcard customers had previously decided to terminate the Transcard system trial operations effective August 31, 2001. The cessation of the Transcard activities did not have a material impact on the Company's operating results. Revenues in 2001 from the Transcard system were $32,000 as of August 31, 2001 when the operation was discontinued. The judge also ordered that WRT was entitled to damages suffered or, at its option, a measure of the profitability earned from Catuity's operations in Australia, and that the Company pay certain of WRT legal costs. The Company and WRT have accepted the Court's advice that $338,000 represents the amount of WRT legal costs and this amount will be held in escrow pending the outcome of the appeal.

     The Company and its attorneys believe that the Company's software does not infringe on the WRT patent and filed an appeal. The appeal was heard by the Full Bench of the Federal Court of Australia on February 25-26, 2002 and the Company is waiting for the Court's ruling. The Company has provided for its best estimate of all legal costs for this matter in its 2001 Statement of Operations. In the event the Company's appeal is successful, the Company does not expect to have to pay the escrowed costs, and may recover certain of its own legal costs.

NOTE 5. SHAREHOLDERS' EQUITY

LIMITED RECOURSE LOANS

     In 1996, the Company issued non-recourse loans to a director and an officer in the amount of approximately $507,000 for the purpose of purchasing approximately 281,000 shares of the Company's stock. The loan amount has remained unchanged since 1999 when $48,263 was repaid. The loans have been offset against shareholders' equity. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the sale of the shares. As a result, the recoverability of the loan is dependent upon the value of the shares. The loans do not have a specified repayment date and were provided interest-free. Consequently, the awards have been treated as a variable award and variable accounting has been adopted. The Company has recorded an expense/(credit) related to these awards based on the change in the price of common stock from the date of the award to the respective balance sheet dates. The expense/(credit) was ($973,350), ($716,192) and $2,475,175 for the years ended December 31, 2001, 2000 and 1999, respectively.

EMPLOYEE STOCK OPTION PLAN

     The Board of Directors approved the establishment of an Employee Stock Option Plan on December 6, 1999. The Plan was approved at a special meeting of the shareholders on March 16, 2000. Under the plan the Company grants stock options at an exercise price that may be determined by the Board of Directors at the time of issuance, but is generally at the closing price of the stock on the date of the grant or the average closing price of the stock for the 30 calendar days preceding the grant date, whichever is higher. Option vesting schedules are determined by the Board of Directors at the time of issuance, but are generally over three to five years from the date of the grant. Employees must exercise the options within two to six months of terminating their employment with the Company or the options lapse.

     Stock options issued prior to December 31, 1998 generally vested immediately on the date of grant or within a certain specified time of continued employment. Options issued subsequent to December 31, 1998, but prior to the establishment of the Employee Stock Option Plan, vested at the end of a specified period of time, which was linked to the employees' continuing employment, generally being from one to five years.

     In the event an option exercise price is less than the closing price on the date of grant, the Company records an expense based upon the difference between the exercise price and the closing price of the Company's shares on the date of the option grant. The Company recorded an expense relating to the grant of stock options to employees of $15,653 for the year ended December 31, 1999. There were no such options granted in 2001 or 2000.

DIRECTOR STOCK OPTION PLAN

     On October 24, 2000 the members of the Board of Directors, who are employees of the Company, approved the establishment of a Director Stock Option Plan effective October 1, 2000 for outside Directors. The Plan was approved at the May 24, 2001 annual meeting of shareholders. The Plan is designed to provide a portion of the outside Director's compensation through stock options. Under the Plan, outside Directors receive 10,000 non-qualified option shares on the date they join the Board or on the date the plan became effective, in the case of existing outside Directors. In addition, each outside Director shall receive 5,000 non-qualified option shares on the last business day in September of each succeeding year for as long as the Director remains on the Board. The option issue price will be the closing price on the grant date, or the closing price on the last trading day preceding the grant date in the event the grant date falls on a weekend or holiday. The options vest on the date of grant and expire after eight years, or six months after the Director ceases to be a member of the Board, whichever shall occur first. The Plan is limited so that no more than 100,000 option shares may be outstanding at any one time.

     Had compensation costs for these plans been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share would have been reported as follows:

                                                  YEAR ENDED DECEMBER 31
                                         -----------------------------------------
                                            2001           2000           1999
                                            ----           ----           ----
Net Loss as Reported.................    $(3,875,202)   $(3,811,351)   $(6,210,084)
                                         ===========    ===========    ===========
  Net loss per share basic &
     diluted.........................    $     (0.49)   $     (0.54)   $     (1.05)
                                         ===========    ===========    ===========
Pro Forma Net Loss...................    $(4,654,732)   $(5,460,084)   $(6,865,434)
                                         ===========    ===========    ===========
  Pro forma basic & diluted loss per
     share...........................    $     (0.59)   $     (0.78)   $     (1.16)
                                         ===========    ===========    ===========

     For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2001, 2000, and 1999 grants:

                                                               DECEMBER 31
                                                         -----------------------
                                                         2001     2000     1999
                                                         ----     ----     ----
Risk Free Interest Rate..............................     5.00%    6.00%    5.96%
Expected Dividend Yield..............................       --       --       --
Expected Lives (years)...............................     2.23     4.95     3.04
Expected Volatility..................................    0.789    0.917    0.796

OPTIONS ISSUED TO THIRD PARTIES

     The Company granted options to purchase shares of common stock to third parties during the period January 1, 1999 to December 31, 2001 primarily for services provided to the Company. The Company valued these options using the Black-Scholes option-pricing model. Expense relating to these options amounted to $41,000, $30,000 and $0, for the three years ended December 31, 2001, 2000, and 1999 respectively. The expense was charged to operations in the year they were granted as they vested immediately.

     The following is a summary of stock option activity:

                                                                        WEIGHTED
                                                       NUMBER OF        AVERAGE
                                                         OPTION      EXERCISE PRICE
                                                         SHARES        PER SHARE
                                                       ---------     --------------
  Outstanding at January 1, 1999...................     1,487,498        $5.49
  Granted..........................................       352,254        $7.00
  Cancelled/lapsed.................................        (5,982)        4.76
  Exercised........................................    (1,012,147)        5.64
                                                       ----------        -----
  Outstanding at December 31, 1999.................       821,623        $5.96
  Granted..........................................       736,000        $8.25
  Cancelled/lapsed.................................       (56,750)        5.10
  Exercised........................................      (426,714)        4.46
                                                       ----------        -----
  Outstanding at December 31, 2000.................     1,074,159        $7.76
  Granted..........................................       353,550        $4.26
  Cancelled/lapsed.................................      (247,309)        5.11
  Exercised........................................       (28,000)        1.47
                                                       ----------        -----
  Outstanding at December 31, 2001.................     1,152,400        $6.90
                                                       ==========        =====

     The weighted average fair value of options granted during the three years ended December 31, 2001, 2000 and 1999 were $2.79, $4.78 and $3.19, respectively.

     The following is additional information relating to options outstanding as of December 31, 2001:

                                        OPTIONS OUTSTANDING
                                ------------------------------------     OPTIONS EXERCISABLE
                                                          WEIGHTED      ---------------------
                                             WEIGHTED      AVERAGE                   WEIGHTED
                                             AVERAGE     CONTRACTUAL                 AVERAGE
          EXERCISE              NUMBER OF    EXERCISE       LIFE        NUMBER OF    EXERCISE
        PRICE RANGE              SHARES       PRICE        (YEARS)       SHARES       PRICE
        -----------             ---------    --------    -----------    ---------    --------
$1.53 - $3.96...............     125,000      $3.73         7.37          59,000      $3.58
$4.00 - $5.00...............     269,400      $4.62         2.64          85,000      $4.61
$6.14 - $8.80...............     415,000      $7.18         5.70         305,000      $7.20
$9.50 - $9.85...............     343,000      $9.51         6.89         196,500      $9.51

     The dilutive effect of stock options has not been included in the loss per share calculation, as the effect would be anti-dilutive.

COMMON STOCK

     On May 1, 2001 the Company entered into an agreement with Greenstone Partners Inc. whereby the Company agreed to issue shares of common stock, and options to purchase shares of common stock, in exchange for Greenstone's investor relations services. Under the terms of the agreement, Greenstone received a total of 24,000 shares of the Company's common stock, vesting at the rate of 3,000 shares per month and the option to purchase 25,000 shares of the Company's common stock at $4.00 per share between August 1, 2001 and May 1, 2004 unless the agreement is terminated prior to its completion. On February 15, 2002 the agreement with Greenstone Partners Inc. was terminated by the Company. As a result, all performance-based options will not be earned. The issuance of shares to Greenstone ended effective February 15, 2002.

     In 2001 the Company entered into a licensing and services agreement with Visa USA Inc. that included the Company granting Visa 141,719 unregistered shares of the Company's common stock. The stock grant was recorded as a non-cash sales discount of $404,000 in the statement of operations.

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

PRIVATE PLACEMENT

     On November 16, 2000 the Company completed the private placement of 710,000 shares of common stock to six accredited institutional investors at a price of $9.47 per share. The settlement date of the transaction was November 21, 2000. Net proceeds from the placement were $6,245,000. The price of the issue was based on the average closing price for the Company's shares on the Australian Stock Exchange for the thirty-day period prior to the placement.

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

NOTE 6. INCOME TAXES

     The components of loss before income taxes and extraordinary items consisted of the following:

                                                  YEAR ENDED DECEMBER 31
                                         -----------------------------------------
                                            2001           2000           1999
                                            ----           ----           ----
Domestic.............................    $(4,904,115)   $(3,440,602)   $  (824,664)
Foreign..............................      1,028,913       (243,303)    (5,385,420)
                                         -----------    -----------    -----------
Loss before income taxes and
  extraordinary item.................    $(3,875,202)   $(3,683,905)   $(6,210,084)
                                         ===========    ===========    ===========

     There has been no provision for income taxes for any period as the Company has incurred operating losses and provided a full valuation allowance against those operating losses. The provision for income taxes at statutory rates is reconciled to the reported provision for income taxes as follows:

                                                  YEAR ENDED DECEMBER 31
                                         -----------------------------------------
                                            2001           2000           1999
                                            ----           ----           ----
Income taxes at statutory tax rate...    $(1,338,147)   $(1,254,961)   $(2,235,630)
Stock compensation...................       (330,939)      (243,505)       891,063
Scheme of arrangement................             --             --        466,478
R&D grant 25% deduction..............             --        (97,405)       (84,678)
Grant revenue........................             --       (101,660)      (206,108)
Effect of change in corporate tax
  rate on losses and FITB not........             --
Recognized...........................             --             --        336,699
Valuation allowance..................      1,669,086      1,697,531        832,176
                                         -----------    -----------    -----------
Provision for income taxes...........    $        --    $        --    $        --
                                         ===========    ===========    ===========

     The statutory tax rate was 36% for the year ended December 31, 1999 and was 34% for the years ended December 31, 2001 and 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            DECEMBER 31
                                                     --------------------------
                                                        2001           2000
                                                        ----           ----
Deferred tax assets:
Net operating loss carry-forwards................    $ 7,828,225    $ 6,490,078
Other............................................        485,984        130,997
                                                     -----------    -----------
Total deferred tax assets........................      8,314,209      6,621,075
Valuation allowance..............................     (8,314,209)    (6,621,075)
                                                     -----------    -----------
Total net deferred tax assets....................    $        --    $        --
                                                     ===========    ===========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully reserved by a valuation allowance.

     As of December 31, 2001, the Company had operating loss carry-forwards of $8,345,000 expiring in various amounts in 2020 and 2021 in the United States and $13,787,000 in Australia. Utilization of the net operating loss carry-forward in Australia, is subject to an annual limitation due to the ownership change limitations in accordance with Division 165 and Division 166 of the Australian Income Tax Assessment Act 1997. The limitation may result in the expiration of net operating losses before utilization.

NOTE 7. DEFINED CONTRIBUTION PLAN

     On behalf of its Australian employees, the Company contributes a government mandated 8% of each employees' gross salary up to a maximum of $110,000 Australian dollars (AUD) to a defined contribution plan. The Company contributed $79,692, $78,019, and $85,421 for the three years ended

December 31, 2001, 2000 and 1999 respectively. There is a 401-K plan available for employees in the U.S. The Company has not made matching contributions to the 401-K plan to date.

NOTE 8. RESTRICTED CASH

     The Company is the trustee of a bank account related to the use of its Transcard software product. When consumers using the system transfer funds to their cards, the funds are deposited into this trust account. The funds are debited from the account electronically and paid to merchants when transaction information relating to cardholder usage is downloaded from merchants through a central host processing system. The Company is not entitled to the funds other than in specified circumstances such as when cards are inactive or expired. Consequently, an amount corresponding to the trust account balance is recorded as a current liability. The trust account had an ending balance of $78,745, and $204,243, at December 31, 2001 and 2000, respectively.

     On August 31, 2001, in accordance with an agreement between the Company and Westbus Pty Limited, the Transcard system was discontinued. As of that date, no additional cards were issued and consumers could no longer use their cards to purchase goods or services. The Company is serving as the administrator to refund all requested prepaid balances remaining on consumers' cards as of the date the system was discontinued.

     In addition, the Company had restricted cash of $15,967, and $18,022 as of December 31, 2001 and 2000, respectively, related to an amount held as security for an operating lease.

NOTE 9. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     As of December 31, 2001, the Company is organized and operates in one business segment, providing loyalty software for retailers and card issuing banks in North America. One U.S. customer represented 70% of net revenue for the year ended December 31, 2001. Two U.S. customers represented 72% and 10% of net revenue for the year ended December 31, 2000. Three Australian customers represented 49%, 30% and 10% of net revenue for the year ended December 31, 1999.

     The following table shows total revenue and long-lived assets by geographic area.

                                   2001                       2000                      1999
                         ------------------------    ----------------------    ----------------------
                         LONG-LIVED       NET        LONG-LIVED      NET       LONG-LIVED      NET
                           ASSETS       REVENUES       ASSETS      REVENUES      ASSETS      REVENUES
                         ----------     --------     ----------    --------    ----------    --------
U.S..................     $112,004     $1,546,748     $ 90,883     $626,417     $     --     $     --
Australia............      103,193         69,637      145,949      125,056      242,038      638,382
                          --------     ----------     --------     --------     --------     --------
     Total...........     $215,197     $1,616,385     $236,832     $751,473     $242,038     $638,382
                          ========     ==========     ========     ========     ========     ========

NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             THREE MONTHS ENDED
                                          ---------------------------------------------------------
                                           MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             2001           2001            2001           2001
                                           --------        -------      ------------    -----------
Gross revenues........................    $   145,225    $   176,706    $   490,200     $ 1,208,153
Sales discounts.......................             --             --             --        (403,899)
                                          -----------    -----------    -----------     -----------
Net revenues..........................        145,225        176,706        490,200         804,254
Total costs and expenses(1)...........        751,176      2,381,863      1,374,906       1,227,488
                                          -----------    -----------    -----------     -----------
Operating loss........................       (605,951)    (2,205,157)      (884,706)       (423,234)
Total other income....................        105,172         75,110         52,385          11,179
                                          -----------    -----------    -----------     -----------
Net loss..............................    $  (500,779)   $(2,130,047)   $  (832,321)    $  (412,055)
                                          ===========    ===========    ===========     ===========
Net loss per share -- basic &
  diluted.............................    $     (0.06)   $     (0.27)   $     (0.11)    $     (0.05)
                                          ===========    ===========    ===========     ===========

                                           MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                             2000           2000            2000           2000
                                           --------        -------      ------------    -----------
Net revenues..........................    $    32,028    $   221,572    $   346,061     $   151,812
Total costs and expenses(2)...........      2,262,157       (357,486)     1,277,847       1,451,915
                                          -----------    -----------    -----------     -----------
Operating income/(loss)...............     (2,230,129)       579,058       (931,786)     (1,300,103)
Total other income....................         34,722         27,432         48,774          88,127
                                          -----------    -----------    -----------     -----------
Income (loss) before Extraordinary
  item................................    $(2,195,407)   $   606,490    $  (883,012)    $(1,211,976)
Extraordinary loss on early
  Extinguishment of debt..............             --             --       (127,446)             --
                                          -----------    -----------    -----------     -----------
Net income/(loss).....................    $(2,195,407)   $   606,490    $(1,010,458)    $(1,211,976)
                                          ===========    ===========    ===========     ===========
Net income (loss) per share -- basic &
  diluted.............................    $     (0.33)   $      0.09    $     (0.14)    $     (0.15)
                                          ===========    ===========    ===========     ===========

-------------------------
(1) Includes variable stock compensation expense/(credit) of ($836,272), $340,475, ($305,874), and ($171,679) in the three month periods ended March 31, June 30, September 30, and December 31, 2001, respectively.

(2) Includes variable stock compensation expense/(credit) of $1,154,391 ($1,369,314), ($6,033), and ($495,236) in the three month periods ended
    March 31, June 30, September 30, and December 31, 2000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth our executive officers and directors, and their ages as of February 28, 2002.

                NAME                     AGE                         POSITION(S)
                ----                     ---                         -----------
David L. Mac. Smith..................    51     Director and Chairman(2)
Michael V. Howe......................    53     Director, President and Chief Executive Officer(2)
Alexander S. Dawson..................    58     Director(1),(2)
Duncan P.F. Mount....................    54     Director(1)
Alan L. Gilman.......................    58     Director(1),(2)
Robert C. Robins.....................    60     Director
John H. Lowry III....................    54     Vice President, Chief Financial Officer, Treasurer
                                                and Secretary
Jonathan R.E. Adams..................    39     Vice President -- Product Development
Benjamin A. Garton...................    35     Vice President -- Implementation and Technical
                                                Support

-------------------------
(1) Member, Audit Committee

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

     Alan L. Gilman joined the Board of Directors on July 1, 2000 following his retirement from Arthur Andersen LLP. For 22 years prior to retirement, Mr. Gilman was a partner with Arthur Andersen LLP and specialized in the retail industry. Most recently he managed the Arthur Andersen Competency Center, specializing in retail consulting. From September 1992 to August 1999 he served as the managing partner of Senn-Delaney, a unit of Arthur Andersen specializing in the retail industry. In addition to his role with Senn-Delaney, he held worldwide leadership responsibility for Arthur Andersen's retail industry and consumer products activities. Prior to September 1992, he was an Audit Partner at Arthur Andersen focusing primarily on retail distribution and advertising. Mr. Gilman is also serving as the chairman of the Audit and Compensation Committees of the Board.

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

     John H. Lowry III has served as our Vice President and Chief Financial Officer since May 2000 and since July, has also served as Secretary and Treasurer. From August 1992 to January 2000, he was Vice President Finance for Kelly Services, a Michigan based publicly held staffing services company, responsible for all financial activities for operations of over 500 staffing offices in 190 cities with annual sales exceeding $800 million. From August 1982 to July 1992 he was Corporate Controller and Senior Financial Officer for Crain Communications, a magazine publishing company in Michigan. Prior to this he was a Senior Manager at Arthur Andersen. He holds a Masters degree in Business Administration and a Bachelor of Engineering degree from the University of Michigan.

     Jonathan R.E. Adams is our Vice President -- North American Implementation and Technical Services. From May 1996 to July 1998 he was the Director, Financial Markets, for Schlumberger Smart Cards and Systems based in New Jersey. From June 1994 to May 1996 he worked with MBNA America Corporation in strategic planning, involved with card system implementation and electronic commerce. He holds a Bachelor of Arts degree from Washington College and Master of Business Administration from Georgetown University.

     Benjamin A. Garton is currently Vice President -- Product Management & Development. He served in the same role with CAT, our wholly owned subsidiary, from March 1999 to December 1999. From November 1996 to February 1999 he was Manager of Development for CAT and from September 1994 to October 1996 he was a Senior Systems Analyst for CAT. From October 1992 to August 1994, he was Development Manager at Citibank Australia with responsibilities for electronic funds transfer switching systems.

     Each of our directors holds office until the next annual meeting of shareholders or until his successor has been duly elected or qualified or until his earlier death, resignation or removal. Executive Officers are appointed by, and serve at the discretion of, our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the section entitled "Director Compensation" and the section entitled "Summary Compensation Table" of the registrant's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section entitled "Ownership of Securities" of the registrant's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the registrant's 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the Annual Report on form 10-K:

     1. All Financial Statements:

        The consolidated financial statements are filed as part of this report under Item 8 -- "Financial Statements and Supplementary Data."

     2. Financial Statement Schedules:

        All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial statements and notes thereto in Item 8 above.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS CATUITY, INC.

               COLUMN A                    COLUMN B      COLUMN C       COLUMN D             COLUMN E
               --------                   ----------    ----------    -------------         ----------
                                                        ADDITIONS
                                          BALANCE AT    CHARGED TO                           BALANCE
                                          BEGINNING     COSTS AND     DEDUCTIONS --           AT END
             DESCRIPTION                  OF PERIOD      EXPENSES       DESCRIBE            OF PERIOD
             -----------                  ----------    ----------    -------------         ---------
Year Ended December 31, 2001
  Valuation allowance for trade
     receivable.......................    $   44,421    $  113,550      $ (44,421)(1)       $  113,550
  Valuation allowance for deferred tax
     assets...........................     6,621,075     1,693,134                           8,314,209
Year Ended December 31, 2000
  Valuation allowance for trade
     receivable.......................    $  157,704    $   44,421      $(157,704)(1)       $   44,421
  Valuation allowance for deferred tax
     assets...........................     5,378,595     1,242,480                           6,621,075
Year Ended December 31, 1999
  Valuation allowance for trade
     receivable.......................            --       157,704             --              157,704
  Valuation allowance for deferred tax
     assets...........................     4,546,419       832,176                           5,378,595

-------------------------
(1) uncollectible accounts written off

3. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Catuity shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3(a)      Registrant's Certificate of Incorporation, which appears as
           Exhibit 3.3 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
 3(b)      Registrant's Certificate of Amendment to the Certificate of
           Incorporation, which appears as Exhibit 3.4 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.
 3(c)      Registrant's By-Laws, which appears as Exhibit 3.5 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
 3(d)      Certificate of Registration of Card Technologies Australia
           Limited, which appears as Exhibit 3.1 to Registrant's Form
           10-12G filed March 21, 2000, which is incorporated herein by reference.
 3(e)      Certificate of Registration on change of name from Card
           Technologies Australia Limited to Chip Application
           Technologies Limited, which appears as Exhibit 3.2 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
 3(f)      Bylaws of Catuity, Inc. (formerly Novatec Inc.) as amended
           June 25, 2001, which appears as Exhibit 3(ii) to
           Registrant's Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.
10(a)      Registrant's 2000 Director Stock Option Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 filed December 20,
           2000, which is incorporated herein by reference.
10(b)      Employment agreement of Michael V. Howe, which appears as
           Exhibit 10.3 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
10(c)      Services agreement of Jonathan Adams, which appears as
           Exhibit 10.8 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
10(d)      Employment agreement of John H. Lowry III, which appears as
           Exhibit 10.10 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
10(e)      Employment agreement of Robert Kosnik, which appears as
           Exhibit 10.26 to Registrant's Form 10-12G filed August 11,
           2000, which is incorporated herein by reference.
10(f)      Put and Call Option Deed of A.S. Dawson in Respect of Shares
           of Chip Application Technologies Limited, which appears as
           Exhibit 10.1 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
10(g)      Share Option Deed of A.S. Dawson in Respect of Shares of
           NovaTec Inc.,which appears as Exhibit 10.2 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.
10(h)      Lease for premises located at 68-72 Wentworth Avenue Surry
           Hills, New South Wales, Australia, which appears as Exhibit
           10.11 to Registrant's Form 10-12G filed March 21, 2000,
           which is incorporated herein by reference.
10(i)      Lease for premises located at 2711 East Jefferson Avenue,
           Detroit, Michigan, which appears as Exhibit 10.12 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10(j)      Research and Development Start Grant for Chip Application
           Technologies Limited, which appears as Exhibit 10.13 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
10(k)      Smart Loyalty Technical Work Group Agreement between Visa
           U.S.A. and Chip Application Technologies limited, which
           appears as Exhibit 10.14 to Registrant's Form 10-12G filed
           March 21, 2000, which is incorporated herein by reference.
10(l)      Partner Program Loyalty Services Agreement between Visa
           International Service Association and Chip Application,
           Technologies Limited, which appears as Exhibit 10.15 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
10(m)      Loan Repayment and Option Agreement among Chip Application
           Technologies Limited, Health Group Australia Pty Limited and
           Industrial Superannuation Administration Services Limited,
           which appears as Exhibit 10.23 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by
           reference.
10(n)      Form of Indemnification Agreement, which appears as Exhibit
           10.24 to Registrant's Form 10-12G filed March 21, 2000,
           which is incorporated herein by reference.
10(o)      Form of Stock option Plan and Form of Stock Option Agreement under Plan, which appears as Exhibit 10.25 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.
10(p)      Catuity, Inc. 2000 Director Stock Option Plan as approved by the Shareholders of Catuity, Inc. on May 23, 2001, which
           appears as Exhibit 10.2(bb) to Registrant's Form 10-Q for
           the quarter ended June 30, 2001, which is incorporated
           herein by reference.
10(q)      Executive Services Agreement between Catuity, Inc. and David
           Machattie Smith dated June 1, 2001 and Executed September
           10, 2001, which appears as Exhibit 10.2(cc) to Registrant's
           Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference.
10(r)      Employment agreement between Benjamin Garton and Catuity,
           Inc., signed December 6, 2001.
10(s)      Amendment to Stock Option Plan, as approved by the
           Shareholders of Catuity, Inc. on May 24, 2001.
10(t)      Consulting agreement between Visa U.S.A. and Catuity, Inc., signed November 17, 2000.
21         Subsidiaries of Registrant as of March 15, 2002
23.1       Consent of Independent Auditors
24         Powers of Attorney Contained on Page 41 of this Annual
           Report on Form 10-K and incorporated herein by reference.
99.1       Audit Committee Charter, which appears as Exhibit
           Registrants 99.1 to Registrant's Form 10-Q filed November
           14, 2000, which is incorporated herein by reference.
99.2       Catuity, Inc. Audit Committee charter as amended October 22,
           2001, which appears as exhibit 99.2 to Registrant's Form
           10-Q for the quarter ended September 30, 2001, which is
           incorporated herein by reference.

b) Reports on Form 8-K None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2002                      CATUITY INC.

                                          By:       /s/ JOHN H. LOWRY
                                            ------------------------------------
                                                       John H. Lowry
                                             Vice President, CFO and Secretary

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

                  SIGNATURE                                  TITLE(S)                      DATE
                  ---------                                  --------                      ----

           /s/ DAVID L. MAC. SMITH               Chairman and Director                March 19, 2002
---------------------------------------------
             David L. Mac. Smith

             /s/ MICHAEL V. HOWE                 President, CEO and Director          March 19, 2002
---------------------------------------------
               Michael V. Howe

           /s/ ALEXANDER S. DAWSON               Director                             March 19, 2002
---------------------------------------------
             Alexander S. Dawson

           /s/ DUNCAN P. F. MOUNT                Director                             March 19, 2002
---------------------------------------------
             Duncan P. F. Mount

             /s/ ALAN L. GILMAN                  Director                             March 19, 2002
---------------------------------------------
               Alan L. Gilman

            /s/ ROBERT C. ROBINS                 Director                             March 19, 2002
---------------------------------------------
              Robert C. Robins

              /s/ JOHN H. LOWRY                  Vice President, CFO and Secretary    March 19, 2002
---------------------------------------------
                John H. Lowry

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3(a)      Registrant's Certificate of Incorporation, which appears as
           Exhibit 3.3 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
 3(b)      Registrant's Certificate of Amendment to the Certificate of
           Incorporation, which appears as Exhibit 3.4 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.
 3(c)      Registrant's By-Laws, which appears as Exhibit 3.5 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
 3(d)      Certificate of Registration of Card Technologies Australia
           Limited, which appears as Exhibit 3.1 to Registrant's Form
           10-12G filed March 21, 2000, which is incorporated herein by reference.
 3(e)      Certificate of Registration on change of name from Card
           Technologies Australia Limited to Chip Application
           Technologies Limited, which appears as Exhibit 3.2 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
 3(f)      Bylaws of Catuity, Inc. (formerly Novatec Inc.) as amended
           June 25, 2001, which appears as Exhibit 3(ii) to
           Registrant's Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.
10(a)      Registrant's 2000 Director Stock Option Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 filed December 20,
           2000, which is incorporated herein by reference.
10(b)      Employment agreement of Michael V. Howe, which appears as
           Exhibit 10.3 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
10(c)      Services agreement of Jonathan Adams, which appears as
           Exhibit 10.8 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
10(d)      Employment agreement of John H. Lowry III, which appears as
           Exhibit 10.10 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
10(e)      Employment agreement of Robert Kosnik, which appears as
           Exhibit 10.26 to Registrant's Form 10-12G filed August 11,
           2000, which is incorporated herein by reference.
10(f)      Put and Call Option Deed of A.S. Dawson in Respect of Shares
           of Chip Application Technologies Limited, which appears as
           Exhibit 10.1 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
10(g)      Share Option Deed of A.S. Dawson in Respect of Shares of
           NovaTec Inc.,which appears as Exhibit 10.2 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.
10(h)      Lease for premises located at 68-72 Wentworth Avenue Surry
           Hills, New South Wales, Australia, which appears as Exhibit
           10.11 to Registrant's Form 10-12G filed March 21, 2000,
           which is incorporated herein by reference.
10(i)      Lease for premises located at 2711 East Jefferson Avenue,
           Detroit, Michigan, which appears as Exhibit 10.12 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.

10(j) Research and Development Start Grant for Chip Application Technologies Limited, which appears as Exhibit 10.13 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(k) Smart Loyalty Technical Work Group Agreement between Visa U.S.A. and Chip Application Technologies limited, which appears as Exhibit 10.14 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(l) Partner Program Loyalty Services Agreement between Visa International Service Association and Chip Application, Technologies Limited, which appears as Exhibit 10.15 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(m) Loan Repayment and Option Agreement among Chip Application Technologies Limited, Health Group Australia Pty Limited and Industrial Superannuation Administration Services Limited, which appears as Exhibit 10.23 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(n)      Form of Indemnification Agreement, which appears as Exhibit
           10.24 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(o) Form of Stock option Plan and Form of Stock Option Agreement under Plan, which appears as Exhibit 10.25 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(p) Catuity, Inc. 2000 Director Stock Option Plan as approved by the Shareholders of Catuity, Inc. on May 23, 2001, which appears as Exhibit 10.2(bb) to Registrant's Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.
10(q) Executive Services Agreement between Catuity, Inc. and David Machattie Smith dated June 1, 2001 and Executed September 10, 2001, which appears as Exhibit 10.2(cc) to Registrant's Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference.
10(r) Employment agreement between Benjamin Garton and Catuity, Inc., signed December 6, 2001.
10(s) Amendment to Stock Option Plan, as approved by the Shareholders of Catuity, Inc. on May 24, 2001.
10(t) Consulting agreement between Visa U.S.A. and Catuity, Inc., signed November 17, 2000.
21         Subsidiaries of Registrant as of March 15, 2002
23.1       Consent of Independent Auditors
24 Powers of Attorney Contained on Page 41 of this Annual Report on Form 10-K and incorporated herein by reference.
99.1 Audit Committee Charter, which appears as Exhibit Registrants 99.1 to Registrant's Form 10-Q filed November 14, 2000, which is incorporated herein by reference.
99.2 Catuity, Inc. Audit Committee charter as amended October 22, 2001, which appears as exhibit 99.2 to Registrant's Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference.

b) Reports on Form 8-K None