Form 10-Q
period 2002-03-31
CATUITY INC
filed 2002-05-08
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   (Mark One)

         ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2002.

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

                                Yes ( X ) No (  )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date:

Common stock outstanding - 8,069,338 shares as of April 15, 2002

                                      INDEX

                                  CATUITY INC.

                                                                                                        PAGE
Part I.  Financial Information                                                                           NO.
   Item 1.   Financial Statements (Unaudited)

             Consolidated balance sheets - March 31, 2002 and December 31, 2001                           3

             Consolidated statements of operations - Three months ended                                   4
             March 31, 2002 and 2001

             Consolidated statements of cash flows -Three months ended                                    5
             March 31, 2002 and 2001

             Notes to consolidated financial statements -March 31, 2002                                   6

   Item 2.   Management's Discussion and Analysis of Financial                                            9
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk                                      13

Part II.     Other Information                                                                           13

   Item 1.   Legal Proceedings                                                                           13

   Item 2.   Changes In Securities and Use of Proceeds                                                   13

   Item 3.   Defaults Upon Senior Securities                                                             13

   Item 4.   Submission of Matters to a Vote of Security Holders                                         13

   Item 5.   Other Information                                                                           14

   Item 6.   Exhibits and Reports on Form 8-K                                                            14

Signatures                                                                                               14

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEET

                                                           MARCH 31,       DECEMBER 31,
                                                             2002              2001
                                                         ------------      ------------
                       ASSETS                             (UNAUDITED)
                       ------
Current Assets:
  Cash and cash equivalents                              $  3,784,675      $  4,464,863
  Accounts receivable, less allowance of $134,000 at          513,502           668,482
     March 31, 2002, $114,000 at December 31, 2001
   Restricted cash                                             98,589            94,712
   Work in process                                            363,294           208,823
   Prepaid expenses and other                                 199,264           218,416
                                                         ------------      ------------
Total current assets                                        4,959,324         5,655,296

  Property and equipment, net                                 224,873           215,197
                                                         ------------      ------------
Total assets                                             $  5,184,197      $  5,870,493
                                                         ============      ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current Liabilities:
  Accounts payable                                       $    239,906      $    271,435
  Deferred revenue                                            675,000           834,514
  Accrued compensation                                        136,224           153,415
  Other accrued expenses                                      534,296           620,500
  Trust liability                                              81,339            78,745
                                                         ------------      ------------
Total current liabilities                                   1,666,765         1,958,609

Accrued compensation                                           63,381            54,910

Shareholders' equity:
   Common stock - $.001 par value                               8,070             8,064
    Authorized - 100 million shares
    Issued and outstanding - 8,069,338 at March 31,
    2002 and 8,063,338 at December 31, 2001
  Additional paid-in capital                               32,172,288        32,216,113
  Shareholder loans                                          (757,733)         (757,733)
  Foreign currency translation adjustment                    (319,915)         (316,280)
  Accumulated deficit                                     (27,648,659)      (27,293,190)
                                                         ------------      ------------
Total shareholders' equity                                  3,454,051         3,856,974
                                                         ------------      ------------
Total liabilities and shareholders' equity               $  5,184,197      $  5,870,493
                                                         ============      ============

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                            2002                2001
                                                        -----------      -----------
Revenues:
Software development revenue                            $   720,569      $    64,922
Service revenue                                             244,757           80,303
License  revenue                                             10,800               --
                                                        -----------      -----------
Total revenues                                              976,126          145,225

Operating costs and expenses:
Product development                                         287,399          248,683
Customer implementation and support                         314,756          258,642
Sales and marketing                                         489,464          579,152
General and administrative                                  318,122          500,971
General and administrative -variable stock
   compensation (non-cash)                                  (63,019)        (836,272)
                                                        -----------      -----------
Total operating costs and expenses                        1,346,722          751,176
                                                        -----------      -----------

Operating loss                                             (370,596)        (605,951)
                                                        -----------      -----------

Interest income                                              15,128          105,172
                                                        -----------      -----------

Loss before income taxes                                   (355,468)        (500,779)
Provision for income taxes                                       --               --
                                                        -----------      -----------
Net Loss                                                $  (355,468)     $  (500,779)
                                                        ===========      ===========

Net loss per share - basic and diluted                  $     (0.04)     $     (0.06)
Weighted average shares outstanding-basic & diluted       8,068,271        7,869,716

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ----------------------------
                                                          2002             2001
                                                       -----------      -----------
Cash flows from operating activities:
Net loss                                               $  (355,468)     $  (500,779)
Adjustments used to reconcile net loss to net cash
used in operating activities:
Stock based compensation                                   (63,019)        (836,272)
Depreciation and amortization                               42,965           28,113
Non-cash services                                           19,200               --

Changes in assets and liabilities:
   Accounts receivable                                     154,439          (63,087)
   Other assets, net                                      (139,197)          89,101
   Deferred revenue                                       (159,514)         (48,456)
   Accounts payable                                        (31,529)        (170,071)
   Accrued expenses and other liabilities                  (92,243)          53,258
                                                       -----------      -----------
Net cash used in operating activities                     (624,366)      (1,448,193)
                                                       -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                      (52,641)         (19,964)
                                                       -----------      -----------
Net cash used in investing activities                      (52,641)         (19,964)
                                                       -----------      -----------

Cash flows from financing activities:
   Issuance of common stock, net of expenses                    --           41,045
                                                       -----------      -----------
Net cash provided by financing activities                       --           41,045
                                                       -----------      -----------

Foreign exchange effect on cash                             (3,181)        (156,350)
                                                       -----------      -----------
Net decrease in cash and cash equivalents                 (680,188)      (1,583,462)
Cash and cash equivalents, beginning of period           4,464,863        8,558,843
                                                       -----------      -----------
Cash and cash equivalents, end of period               $ 3,784,675      $ 6,975,381
                                                       ===========      ===========

See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2002 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                                  CATUITY INC.

2. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2002 and 2001.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                         ----------------------------
                                            2002            2001
                                         ---------      -------------
Numerator:
   Net loss                              $(355,468)     $    (500,779)
                                         =========      =============

Denominator:
   Denominator for basic and diluted
     earnings per share - weighted
     average shares outstanding          8,068,271          7,869,716
                                         =========      =============
   Basic and diluted loss per share      $   (0.04)     $       (0.06)
                                         =========      =============

For the three month period ended March 31, 2002, there were no options exercised.

3. COMPREHENSIVE LOSS

Comprehensive loss is summarized as follows:

                           THREE MONTHS ENDED
                                MARCH 31,
                        ------------------------
                          2002            2001
                        ---------      ---------
Net loss                $(355,468)     $(500,779)
   Foreign currency
   translation             (3,635)      (156,350)
                        ---------      ---------

Total comprehensive
loss                    $(359,103)     $(657,129)
                        =========      =========

                                  CATUITY INC.

4. LEGAL PROCEEDINGS

On March 28, 2002, the Company reached a binding agreement with Welcome Real-Time (WRT) to settle the lawsuit WRT had filed in July 2000 alleging patent infringement in Australia. The agreement resulted in the following:

     - The immediate settlement and cessation of all legal action in Australia with no material future financial consequences for either party.
     - A prohibition on both WRT and Catuity from initiating any patent legal action between them anywhere in the world.
     - A commitment by both parties to compulsory mediation and compulsory binding arbitration should any future patent disputes occur anywhere in the world.

With the settlement of the WRT lawsuit, Catuity has no legal proceedings to which it is a party.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Catuity develops, licenses and supports customer loyalty software that enables retailers, transaction processors and credit card issuing banks to establish and administer customer incentive and loyalty programs that are completely customizable to meet their unique needs. The Catuity system functions in both the internet (e-commerce) and in-store environments using existing magnetic stripe cards and/or smart cards.

For the three month period ended March 31, the Company's net revenue increased to $976,000 in 2002 from $145,000 during the same period in 2001. Expenses, excluding the non-cash, variable stock compensation credit recorded in the first quarter of each year, decreased by approximately $178,000, or 11%, principally due to the reduction in legal expenses associated with the Welcome Real-Time
(WRT) lawsuit. As a result, the Company's first quarter operating loss, excluding the non-cash, variable stock compensation credit, was $434,000 in 2002 compared to $1,442,000 in 2001. The first quarter operating loss, including the non-cash, variable stock compensation credit was $371,000 in 2002 compared to $606,000 in 2001.

On March 28, 2002, the Company reached a binding agreement with WRT to settle the lawsuit WRT had filed in July 2000. The agreement resulted in the following:

     - The immediate settlement and cessation of all legal action in Australia with no material future financial consequences for either party.
     - A prohibition on both WRT and Catuity from initiating any patent legal action between them anywhere in the world.
     - A commitment by both parties to compulsory mediation and compulsory binding arbitration should any future patent disputes occur anywhere in the world.

For further information regarding the Company's market, product and future prospects, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET REVENUE

Net revenue in the three month period ended March 31, 2002 increased 573% to $976,000 from $145,000 in the three month period ended March 31, 2001. In 2002, approximately $721,000 of net revenue was related to software development activities for U.S. customers, while an additional $245,000 related to service revenues for installation, training and maintenance efforts on behalf of U.S. customers.

PRODUCT DEVELOPMENT

Product development expenses principally consist of the costs associated with the Company's software development team in Sydney, Australia. For the three month period ended March 31, costs increased from $249,000 in 2001 to $287,000 (15%) in 2002. The principal source of the increase relates to an increase in the number of Product Development staff to complete customer software development work.

CUSTOMER IMPLEMENTATION AND SUPPORT

Customer implementation and support expenses consist of the costs associated with the Company's customer implementation and support staff and facilities located in Arlington, Virginia. For the three month period ended March 31, costs increased from $259,000 in 2001 to $315,000 in 2002. The increase of $56,000, or 22%, was principally due to the hiring of additional staff needed to support additional software development and customer service requirements.

SALES AND MARKETING

Sales and marketing expenses decreased from $579,000 in the three month period ended March 31, 2001 to $489,000 in 2002. The decrease of $90,000, or 16%, was principally due to a reduction in travel related costs in 2002 and non-recurring sales costs in 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs related to executive, financial and administrative personnel, outside professional services, patents and intellectual property defense, facilities and other general corporate overhead. Expenses for the three month period ended March 31, 2002 were $318,000 compared to $501,000 in the same period in 2001. The decrease of $183,000 (37%) relates primarily to a decrease in legal costs associated with the WRT lawsuit.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STOCK COMPENSATION

Stock compensation is a non-cash expense/(credit) that results from non-recourse loans awarded in 1996, to a director and an officer in order to purchase the Company's common stock. The non-recourse loans are treated as variable and variable accounting has been adopted. The non-cash expense/(credit) recorded each period is dependent on movements in the Company's price per share. For the three month period ended March 31, 2002, a non-cash credit of $63,000 was recorded due to downward movement in the Company's stock price. In the same period in 2001, a non-cash credit of $836,000 was recorded.

INTEREST INCOME

Interest income decreased by $90,000, from $105,000 for the three month period ended March 31, 2001 to $15,000 in 2002. The decrease in interest income is attributable to lower cash balances invested in interest bearing accounts and lower interest rates during the three month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the company had $3,785,000 in cash and cash equivalents, a decrease of $680,000 from December 31, 2001.

Net cash used in operating activities was reduced to $624,000 for the three month period ended March 31, 2002 compared with $1,448,000 for the three month period ended March 31, 2001. The $824,000 reduction in the use of cash was primarily due to the reduction in the operating loss excluding each year's credit for non-cash stock compensation. The reduction in the operating loss directly resulted from the $721,000 increase in revenue for the three month period ended March 31, 2002.

During the three month period ended March 31, 2002 the Australian dollar remained relatively stable against the U.S. dollar. The result of minor fluctuations was a negative foreign currency effect on cash of approximately $3,000.

The Company believes that its existing capital resources, combined with collected revenues from signed contracts, are adequate to meet its cash requirements for the next twelve months.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; currency exchange rates, inflation rates, recession, and other external economic factors over which the Company has no control; the timing and speed with which major customers and prospects execute their plans for the use of loyalty and/or smart cards; the demand for, timing and market acceptance of, new and existing smart card products; continued development of the Company's software products; competitive product and pricing pressures; patent and other litigation risk, the risk of key staff leaving the Company; as well as the risk that major customers of the Company's products, including Visa, reduce their requirements of or terminate their arrangements with the Company. We are under no duty to update any of the forward-looking statements after the date of this filing to conform such statements to actual results or to changes in our expectations.

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

As of March 31, 2002 and 2001 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $256,000 and $662,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $25,600 and $66,200.

The Company is also exposed to interest rate risk on its investment portfolio, which is affected by changes in the general level of interest rates in the United States and to a much lesser extent in Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.


                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

See notes to financial statements

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 1, 2001 the Company entered into an agreement with Greenstone Partners, Inc. whereby the Company agreed to issue shares of common stock and options to purchase shares of common stock in exchange for Greenstone's investor relations services. Under the terms of the agreement, Greenstone received a total of 30,000 shares of the Company's common stock, vesting at the rate of 3,000 shares per month and the option to purchase 25,000 shares of the Company's common stock at $4.00 per share between August 1, 2001 and May 1, 2004, unless the agreement terminated by the Company. The Company terminated the agreement and the issuance of shares to Greenstone ended on February 15, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

        (a)    Exhibit  Description

               None

        (b) The Company did not file any reports on Form 8-K during the three month period ended March 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           By:   /s/ Michael V. Howe          5/8/02
                                 -------------------------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer


                           By:   /s/ John H. Lowry            5/8/02
                                 -------------------------------------
                                 John H. Lowry
                                 Chief Financial Officer