Form 10-Q
period 2002-06-30
CATUITY INC
filed 2002-08-14
CIK 1109740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   (Mark One)

         ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 2002.

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

                                Yes ( X ) No ( )

Indicate the number of shares outstanding of the each issuer's classes of stock as of the latest practical date:
Common stock outstanding -- 8,070,338 shares as of July 31, 2002

                                      INDEX

                                  CATUITY INC.
                                                                      PAGE
Part 1.  Financial Information                                         NO.

  Item 1.  Financial Statements (Unaudited)

           Consolidated balance sheets -- June 30, 2002 and
           December 31, 2001                                            3

           Consolidated statements of operations -- Three months
           ended 4 June 30, 2002 and 2001; Six months ended
           June 30, 2002 and 2001                                       4

           Consolidated statements of cash flows -- Six months
           ended June 30, 2002 and 2001                                 5


           Notes to consolidated financial statements --June
           30, 2002                                                     6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8

  Item 3.  Quantitative and Qualitative Disclosure of Market Risk      13

Part II.   Other Information                                           14

  Item 4.  Submission of Matters to a Vote of Security Holders         14

  Item 5.  Other Information                                           15

  Item 6.  Exhibits and Reports on Form 8-K                            15

Signatures and Certification                                           16

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEET


                                                                 JUNE 30, 2002           DECEMBER 31, 2001
                                                                 -------------             ------------
                       ASSETS                                      (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                      $   2,577,318             $  4,464,863
  Accounts receivable, less allowance of $86,000                     1,104,830                  668,482
    at June 30, 2002 and $114,000 at December 31, 2001
   Work in process                                                      97,369                  208,823
   Restricted cash                                                     104,970                   94,712
   Prepaid expenses and other                                          126,220                  218,416
                                                                 -------------             ------------
Total current assets                                                 4,010,707                5.655,296
  Property and equipment, net                                          247,736                  215,197
                                                                 -------------             ------------
Total assets                                                     $   4,258,443             $  5,870,493
                                                                 =============             ============


            LIABILITIES AND STOCKHOLDERS'
                       EQUITY
Current Liabilities:
  Accounts payable                                               $     223,669             $    271,435
  Deferred revenue                                                     620,000                  834,514
  Accrued compensation                                                 161,190                  153,415
  Other accrued expenses                                               420,486                  620,500
  Trust liability                                                       85,554                   78,745
                                                                 -------------             ------------
Total current liabilities                                            1,510,899                1,958,609

Accrued compensation                                                    79,045                   54,910

Stockholders' equity:
  Common stock -- $.001 par value                                        8,071                    8,064
    Authorized - 100 million shares
    Issued and outstanding -- 8,070,338 at June 30,
    2002 and 8,063,338 at December 31, 2001
  Additional paid-in capital                                        32,358,826               32,216,113
  Shareholder loans                                                   (757,733)                (757,733)
  Foreign currency translation                                        (304,693)                (316,280)
  Accumulated deficit                                              (28,635,972)             (27,293,190)
                                                                 -------------             ------------
Total stockholders' equity                                           2,668,499                3,856,974
                                                                 -------------             ------------
Total liabilities and stockholders' equity                       $   4,258,443             $  5,870,493
                                                                 =============             ============


 See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30                       JUNE 30
                                           ---------------------------     ---------------------------
                                              2002            2001             2002            2001
                                           -----------     -----------     -----------     -----------

Revenues:
 Software modification revenue             $   745,018     $    44,306     $ 1,465,587        $109,228
 Service revenue                               160,569         132,400         405,326         212,703
 License revenue                                12,050              --          22,850              --
                                           -----------     -----------     -----------     -----------
 Total revenues                                917,637         176,706       1,893,763         321,931

 Operating expenses:
 Product development                           372,892         303,734         660,291         552,416
 Customer implementation & support             393,013         211,025         688,769         469,662
 Sales and marketing                           477,510         526,072         985,974       1,105,223
 General and administrative                    493,044       1,000,557         811,167       1,501,537
                                           -----------     -----------     -----------     -----------
Operating expenses before non-cash
variable stock compensation                  1,736,459       2,041,388       3,146,201       3,628,838
                                           -----------     -----------     -----------     -----------
Operating loss before non-cash variable
stock compensation                            (818,822)     (1,864,682)     (1,252,438)     (3,306,907)
General and administrative -- non-cash
variable stock compensation                    184,847         340,475         121,828        (495,797)
                                           -----------     -----------     -----------     -----------
 Total operating expenses                    1,921,306       2,381,863       3,268,029       3,133,041
                                           -----------     -----------     -----------     -----------
 Operating loss                             (1,003,669)     (2,205,157)     (1,374,266)     (2,811,110)
                                           -----------     -----------     -----------     -----------
 Other income/(expense):
 Interest income                                16,356          75,110          31,484         180,282
                                           -----------     -----------     -----------     -----------
 Total other income                             16,356          75,110          31,484         180,282
                                           -----------     -----------     -----------     -----------
 Loss before taxes                            (987,313)     (2,130,047)     (1,342,782)     (2,630,828)
 Provision for income taxes
                                                    --              --              --              --
                                           -----------     -----------     -----------     -----------
 Net loss                                  $  (987,313)    $(2,130,047)    $(1,342,782)    $(2,630,828)
                                           ===========     ===========     ===========     ============
 Net loss per share - basic and diluted         $(0.12)         $(0.27)         $(0.17)         $(0.33)
 Weighted average shares
 outstanding-basic & diluted                 8,069,360       7,900,553       8,068,819       7,885,368




See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                             ----------------------------
                                                                                2002             2001
                                                                             -----------      -----------
Cash flows from operating activities:
Net loss                                                                     $(1,342,782)     $(2,630,828)
Adjustments used to reconcile net loss to net cash used
in operating activities:
Non-cash stock based compensation                                                121,828         (495,797)
Depreciation and amortization                                                     95,450           52,441
Non-cash services                                                                 19,200               --
Changes in assets and liabilities:
   Accounts receivable                                                          (436,348)        (210,111)
   Other assets                                                                  193,392           56,615
   Accounts payable                                                              (47,766)        (116,995)
   Deferred revenue                                                             (214,514)          (1,084)
   Accrued expenses and other liabilities                                       (161,295)         428,172
                                                                             -----------      -----------
Net cash used in operating activities                                         (1,772,835)      (2,917,587)
                                                                             -----------      -----------

Cash flows from investing activities:
   Purchase of property and equipment                                           (127,989)         (38,648)
                                                                             -----------      -----------
Net cash used in investing activities                                           (127,989)         (38,648)
                                                                             -----------      -----------

Cash flows from financing activities:
   Issuance of common stock, net of expenses                                       1,692           60,243
                                                                             -----------      -----------
Net cash provided by financing activities                                          1,692           60,243
                                                                             -----------      -----------

Foreign exchange effect on cash                                                   11,587          (76,344)
                                                                             -----------      -----------
Net decrease in cash and cash equivalents                                     (1,887,545)      (2,972,336)
Cash and cash equivalents, beginning of period                                 4,464,863        8,558,843
                                                                             -----------      -----------
Cash and cash equivalents, end of period                                      $2,577,318       $5,586,507
                                                                             ===========      ===========


                                  CATUITY INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                            June 30, 2001 (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

                                  CATUITY INC.


2. COMPREHENSIVE LOSS

Total comprehensive loss is summarized as follows:



                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                          JUNE 30                              JUNE 30
                                   2002              2001              2002              2001
Net loss                         $(987,313)       $(2,130,047)      $(1,342,782)      $(2,630,828)
   Foreign currency
   translation                      15,222             80,006            11,587           (76,344)
                                 ---------        -----------       ------------      -----------
Total comprehensive
   loss                          $(972,091)       $(2,050,041)      $(1,331,195)      $(2,707,172)
                                 ==========       ============      ============      ============


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

For the six month period ended June 30, 2002, the Company's revenue increased to $1,894,000 from $322,000 during the same period in 2001. Operating expenses, before non-cash, variable stock compensation expense/(credit), decreased by approximately $483,000, or 13%, principally due to lower legal expenses in 2002 associated with the Welcome Real-Time (WRT) lawsuit that was settled in the first quarter of 2002. As a result, the Company's operating loss for the first half of 2002, before non-cash, variable stock compensation expense/(credit), was approximately $1,250,000 in 2002 compared to $3,300,000 in 2001. The non-cash variable stock compensation expense/(credit) recorded in each period fluctuates in accordance with the Company's stock price at each period end and is not directly related to operations that occurred in the period. The Company's total operating loss, including non-cash variable stock compensation expense/(credit), for the six month period ended June 30, was $1,374,000 in 2002 as compared to $2,811,000 in 2001.

For the three month period ended June 30, the Company's revenues increased to $918,000 in 2002 from $177,000 during the same period in 2001. Operating expenses, before non-cash, variable stock compensation expense/(credit), decreased by approximately $306,000, or 15%, principally due to lower legal expenses. As a result the Company's operating loss for the second quarter of 2002, before non-cash, variable stock compensation expense/(credit), was approximately $818,000 in 2002 compared to $1,865,000 in 2001. Total operating loss in the second quarter, including non-cash variable stock compensation expense/(credit), was $1,004,000 in 2002 as compared to $2,205,000 in 2001.

For further information regarding the Company's market-products and services, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

REVENUE

Revenue for the three month period ended June 30, 2002 increased $741,000 from 2001. Modification work related to the Company's contract with a customer and with a major national retail customer in the second quarter of 2002 was the primary reason for the increase.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Revenue for the six month period ended June 30, increased to $1,894,000 in 2002 from $322,000 in 2001. In 2002, approximately $1,466,000 of revenue was related to software modification activities, $405,000 was related to service revenues for installation, training and customer support efforts, and $23,000 was related to license revenue. All 2002 revenue was derived from U.S. customers. During the six month period ended June 30, 2001, approximately $109,000 of revenue was from software modification activities and $183,000 was from service revenues for installation and training efforts on behalf of U.S. customers, while Australian based service revenue was $30,000. The increase relates primarily to modification work related to two major customers in the second quarter of 2002.

PRODUCT DEVELOPMENT

Product development expenses principally consist of the costs associated with the Company's software development team in Sydney, Australia. For the three month period ended June 30, costs increased 23% to $373,000 in 2002 from $304,000 in 2001. The increase relates to bonuses earned by members of the development team that were paid for achieving early delivery on development work. Excluding the bonus expense in the three month period ended June 30, 2002, costs were 3% higher than in the same period in 2001.

For the six month period ended June 30, costs increased 20% to $660,000 in 2002 from $552,000 in 2001. Excluding the bonus expense in 2002, costs were 9% higher than in the same period in 2001. The increase relates to cost of living increases and additional staff hired in the second quarter of 2001 that were in place for all of 2002.

CUSTOMER IMPLEMENTATION AND SUPPORT

Customer implementation and support expenses consist of the costs associated with the Company's customer implementation and support staff and facilities located in Arlington, Virginia. For the three month period ended June 30, costs increased 86% to $393,000 in 2002 from $211,000 in 2001. The increase was principally due to the hiring of additional staff needed to support increasing customer implementation and support requirements.

For the six month period ended June 30, costs increased 47% from $470,000 in 2001 to $689,000 in 2002. The principal reasons for the six month increase are consistent with the three month period increase.

SALES AND MARKETING

For the three month period ended June 30, sales and marketing costs decreased 9% from $526,000 in 2001 to $478,000 in 2002. Sales and marketing costs in 2002 relate solely to U.S. based activities. The decrease was principally due to expenses related to sales and marketing efforts undertaken in Australia in 2001 that have not been continued.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Sales and marketing expenses decreased 11% from $1,105,000 in the six month period ended June 30, 2001 to $986,000 in 2002. The decrease was principally due to a higher level of travel and Australian sales and marketing costs incurred in 2001.

GENERAL AND ADMINISTRATIVE

G&A expenses include costs related to executive, financial and administrative personnel, outside professional services, patents and intellectual property defense including court actions, facilities and other general corporate overhead. Expenses for the three month period ended June 30, 2002 were $493,000 compared to $1,001,000 in the same period in 2001. The decrease of $508,000 (51%) principally reflects non-recurring legal costs recorded in the second quarter of 2001 associated with the Company's patent infringement lawsuit that was settled in March of this year. Excluding the difference in legal expenses, the Company held 2002 overall G&A expenses to 2001 levels.

For the six month period ended June 30, general and administrative costs decreased from $1,502,000 in 2001 to $811,000 in 2002, a 46% decrease. The principal reasons for the six month decrease are consistent with the three month period decrease. Excluding the difference in legal expenses, G&A expenses in 2002 were 2% higher than in 2001.

STOCK COMPENSATION

Stock compensation is a non-cash expense/(credit) that results from a non-recourse loan awarded in 1996, to a director and an officer in order to purchase common stock in the Company. Other than a small reduction in the loan due to a partial repayment in 1999, the loans have remained unchanged since they were initially made. The non-recourse loans are treated as variable and variable accounting has been adopted. The non-cash expense/(credit) recorded each period is based on the period ending price of the Company's stock in order to adjust the cumulative expense recognized by the Company for the loans based on the fair market price per share. For the three month period ended June 30, 2002, a non-cash expense of $185,000 was recorded due to upward movement in the Company's stock price since March 31, 2002. In the same period in 2001, a non-cash expense of $340,000 was recorded.

For the six month period ended June 30, 2002 a non-cash expense of $122,000 was recorded due to upward movement in the Company's stock price since December 31, 2001. In the same period in 2001, a credit of $(496,000) was recorded.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

OTHER INCOME

Interest income decreased by $59,000, from $75,000 for the three month period ended June 30, 2001 to $16,000 in 2002. The decrease in interest income is primarily attributable to lower cash balances invested in interest bearing accounts during the three month period ended June 30, 2002.

Interest income decreased by $149,000, from $180,000 for the six month period ended June 30, 2001 to $31,000 in 2002. The principal reasons for the six month decrease are consistent with the three month period decrease.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the company had $2,577,000 in cash and cash equivalents, a decrease of $1,888,000 from December 31, 2001. The Company's account receivable balance significantly increased due to the timing of invoicing at June 30, 2002. Approximately $1,000,000 was collected in July 2002 and increased the Company's cash balance from the June 30, 2002 level.

Net cash used in operating activities was $1,773,000 for the six month period ended June 30, 2002 compared with $2,918,000 for the six month period ended June 30, 2001. The approximately $1,145,000 reduction in the use of cash was primarily due to the Company's higher revenues in the period and the corresponding reduction in its operating loss.

In both the three month and six month periods ended June 30, 2002, the Australian dollar strengthened against the U.S. dollar. This resulted in a positive foreign currency effect on cash of approximately $15,000 in the second quarter and a positive effect of approximately $18,000 for the first half of the year.

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

                                  CATUITY INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to foreign currency exchange rate risk inherent in its sales, expenses, assets and liabilities denominated in the Australian dollar. To date, the Company has not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. The Company does not expect to employ these or other strategies to hedge the risk in the foreseeable future

As of June 30, 2002 and 2001 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $884,000 and $422,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $88,400 and $42,200 at June 30, 2002 and 2001, respectively.

The Company is also exposed to interest rate risk on its investment portfolio, which is affected by changes in the general level of interest rates in the United States and Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.

                                  CATUITY INC.


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2002, Catuity held its annual shareholder meeting at which time the shareholders elected Messrs. D.L. MacSmith, A.S. Dawson, D.P.F. Mount, M.V. Howe, A.L. Gilman, and R.C. Robins as Directors of the Company for the next twelve months. At the meeting, the shareholders approved the executive services agreement and options award thereunder of D.L. MacSmith. The shareholders also approved compensation for non-executive directors for participation on the Audit and Compensation Committees.

The tabulation of the voting on each of the resolutions put before the shareholders is as follows:


                                   VOTES              VOTES                          BROKER
         RESOLUTION                 FOR              AGAINST         ABSTAIN        NON-VOTES         TOTAL
1. Elect D.L. MacSmith           1,908,886           21,835           32,492        5,746,213        7,709,426
    Director
2. Elect A.S. Dawson             1,908,647           19,605           34,961        5,746,213        7,709,426
    Director
3. Elect D.P.F. Mount            1,656,016            3,855          303,342        5,746,213        7,709,426
    Director
4. Elect M.V. Howe               1,926,166           12,205           24,842        5,746,213        7,709,426
    Director
5. Elect A.L. Gilman             1,949,081           10,990            3,142        5,746,213        7,709,426
    Director
6. Elect R.C. Robins             1,957,766            2,305            3,142        5,746,213        7,709,426
    Director
7. Approve agreement/options       924,202          140,142           10,533        6,634,549        7,709,426
   for D.L. MacSmith
8. Approve non-executive           859,574          139,086          355,164        6,355,602        7,709,426
   directors' fees


                                  CATUITY INC.

ITEM 5.  OTHER INFORMATION

On June 27, 2002 the Company announced a 1 for 8 renounceable rights offer to all shareholders resident in Australia and New Zealand at $5.25AUD/$2.94USD for each new share in an effort to raise approximately $5.3AUD/$2.9USD million. The rights offer sought funds to add further capability to the Company's existing systems and products by extending its business into data management, aggregation and analytics and expanding its involvement in Customer Relationship Management
(CRM) services to customers. On August 6, 2002, due to the significant volatility of global stock markets, particularly Nasdaq, the rights offering was withdrawn. The Company continues to believe that the data analytics business is a natural outgrowth of its present products and services and is planning to continue its efforts to develop its capabilities in these areas.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         None

         (b)    Reports on Form 8-K

         The following reports were filed on Form 8-K during the three month period ended June 30, 2002:


                                                        Financial Statements           Filing
         Item Reported                                        Filed?                    Date
         Changes in the list of top 20 shareholders             No                     5-9-02

         Mid-year review of forward looking
         statements                                             No                     6-27-02

         Rights offering in Australia and
         New Zealand                                            No                     6-27-02


                                  CATUITY INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           By: /s/ Michael V. Howe               8/14/02
                               -----------------------------------------
                                   Michael V. Howe
                                   President and Chief Executive Officer


                           By: /s/ John H. Lowry                 8/14/02
                               -----------------------------------------
                                   John H. Lowry
                                   Chief Financial Officer



                                  CERTIFICATION

The undersigned officers hereby certify that: (a) this Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (b) the information contained in this Form 10-Q fairly represents, in all material respects, the financial condition and results of operations of the issuer.




                           By: /s/ Michael V. Howe               8/14/02
                               -----------------------------------------
                                   Michael V. Howe
                                   President and Chief Executive Officer


                           By: /s/ John H. Lowry                 8/14/02
                               -----------------------------------------
                                   John H. Lowry
                                   Chief Financial Officer