Form 10-Q
period 2002-09-30
CATUITY INC
filed 2002-11-15
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                   (Mark One)

       ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 2002.

       (    )   Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                For the transition period from _______ to _______

                          Commission File No: 000-30045

                                  CATUITY INC.
             (Exact Name of Registrant as specified in its charter)

           Delaware                                        38-351882
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

2711 E. Jefferson Avenue
Detroit, MI                                                   48207
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

                                   Yes ( X ) No ( )

Indicate the number of shares outstanding of each issuer's classes of stock as of the latest practical date:
Common stock outstanding - 8,070,338 shares as of October 31, 2002

                                      INDEX

                                  CATUITY INC.


                                                                                                        PAGE
Part 1.  Financial Information                                                                           NO.
   Item 1.   Financial Statements (Unaudited)

             Consolidated balance sheets - September 30, 2002 and December 31, 2001                       3

             Consolidated statements of operations - Three months ended                                   4
             September 30, 2002 and 2001; Nine months ended
             September 30, 2002 and 2001

             Consolidated statements of cash flows - Nine months ended                                    5
             September 30, 2002 and 2001

             Notes to consolidated financial statements - September 30, 2002                              6

   Item 2. Management's Discussion and Analysis of Financial                                              7
             Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosure of Market Risk                                      12

   Item 4.   Controls and Procedures                                                                     13

Part II.     Other Information                                                                           14

   Item 1    Legal Proceedings                                                                           14

   Item 2    Changes In Securities and Use of Proceeds                                                   14

   Item 3    Defaults Upon Senior Securities                                                             14

   Item 4    Submission of Matters to a Vote of Security Holders                                         14

   Item 5    Other Information                                                                           14

   Item 6.   Exhibits and Reports on Form 8-K                                                            14

Signatures and Certification                                                                             15


Part I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEET



                                                            SEPTEMBER 30, 2002       DECEMBER 31, 2001
                                                       ------------------------------------------------
                       ASSETS                                      (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                         $2,451,922              $4,464,863
  Accounts receivable, less allowance of $85,000 at                    915,712                 668,482
     September 30, 2002 and $114,000 at December 31,
     2001
   Work in Process                                                       4,989                 208,823
   Restricted cash                                                     101,582                  94,712
   Prepaid expenses and other                                          323,614                 218,416
                                                       ------------------------------------------------
Total current assets                                                 3,797,819               5,655,296
  Property and equipment, net                                          227,435                 215,197
                                                       ------------------------------------------------
Total assets                                                        $4,025,254              $5,870,493
                                                       ================================================

            LIABILITIES AND STOCKHOLDERS'
                       EQUITY
Current Liabilities:
  Accounts payable                                                    $291,450                $271,435
  Deferred revenue                                                   1,461,964                 834,514
  Accrued compensation                                                 155,642                 153,415
  Other accrued expenses                                               237,795                 620,500
  Trust liability                                                       82,349                  78,745
                                                       ------------------------------------------------
Total current liabilities                                            2,229,200               1,958,609

Accrued compensation                                                    73,562                  54,910

Stockholders' equity:
   Common stock - $.001 par value                                        8,071                   8,064
    Authorized - 100 million shares
    Issued and outstanding - 8,070,338 at
    September 30, 2002 and 8,063,338 at
    December 31, 2001
  Additional paid-in capital                                        32,191,072              32,216,113
  Shareholder loans                                                  (757,733)               (757,733)
  Foreign currency translation                                       (332,236)               (316,280)
  Accumulated deficit                                             (29,386,682)            (27,293,190)
                                                       ------------------------------------------------
Total stockholders' equity                                           1,722,492               3,856,974
                                                       ------------------------------------------------
Total liabilities and stockholders' equity                          $4,025,254              $5,870,493
                                                       ================================================


 See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30                         SEPTEMBER 30
                                         --------------------------------------------------------------------
                                             2002               2001               2002              2001
                                         --------------------------------------------------------------------
Revenues:
Software development revenue             $   128,876        $   449,425        $ 1,594,463        $   558,653

Service revenue                              410,811             37,176            816,136            248,078

License revenue                               10,800              3,600             33,650              5,400
                                         --------------------------------------------------------------------
Gross revenues                               550,487            490,201          2,444,249            812,131


Operating costs and expenses:
Product development                          347,584            301,740          1,007,878            854,162
Customer implementation & support            427,115            285,176          1,115,885            754,838
Sales and marketing                          369,475            360,781          1,355,449          1,440,001
General and administrative                   337,820            733,084          1,148,988          2,260,615
                                         --------------------------------------------------------------------
Operating expenses before non-cash         1,481,994          1,680,781          4,628,200          5,309,616
variable stock compensation
                                         --------------------------------------------------------------------
Operating loss before non-cash              (931,507)        (1,190,580)        (2,183,951)        (4,497,485)
variable stock compensation
                                         --------------------------------------------------------------------
General and administrative -
Variable stock compensation                 (167,754)          (305,874)           (45,926)          (801,671)
                                         --------------------------------------------------------------------
Total operating expenses                   1,314,240          1,374,907          4,582,274          4,507,945
                                         --------------------------------------------------------------------

Operating loss                              (763,753)          (884,706)        (2,138,025)        (3,695,814)
                                         --------------------------------------------------------------------
Other income:
Interest income                               13,048             52,385             44,533            232,667
                                         --------------------------------------------------------------------
Total other income                            13,048             52,385             44,533            232,667
                                         --------------------------------------------------------------------

Loss before taxes                           (750,705)          (832,321)        (2,093,492)        (3,463,147)
Provision for income taxes                        --                 --                 --                 --
                                         --------------------------------------------------------------------
Net Loss                                 $  (750,705)       $  (832,321)       $(2,093,492)       $(3,463,147)
                                         ====================================================================
Loss per share - basic & diluted

                                         $     (0.09)       $     (0.11)       $     (0.26)       $     (0.44)

Weighted average shares
Outstanding-basic & diluted                8,070,338          7,909,489          8,069,345          7,893,496


See accompanying notes.

                                  CATUITY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                     --------------------------
                                                        2002            2001
                                                     --------------------------
Cash flows from operating activities:
Net loss                                             $(2,093,492)   $(3,463,147)

Adjustments used to reconcile net loss to net cash
used in operating activities:
Stock based compensation                                 (45,926)      (801,671)
Depreciation and amortization                            111,374         75,639
Non-cash services                                         19,200         69,800
Changes in assets and liabilities:
   Accounts receivable                                  (247,230)      (149,024)
   Other assets                                           91,766       (292,794)
   Accounts payable                                       20,015       (197,227)
   Deferred revenue                                      627,450        (33,398)
   Accrued expenses and other liabilities               (358,220)       438,436
                                                     --------------------------
Net cash used in operating activities                 (1,875,063)    (4,353,386)
                                                     --------------------------

Cash flows from investing activities:
   Purchase of property and equipment                   (123,613)       (50,755)
                                                     --------------------------
Net cash used in investing activities                   (123,613)       (50,755)
                                                     --------------------------

Cash flows from financing activities:
 Issuance of common stock, net of expenses                 1,691         60,241
                                                     --------------------------
Net cash provided by financing activities                  1,691         60,241
                                                     --------------------------

Foreign exchange effect on cash                          (15,956)       (70,237)
                                                     --------------------------
Net decrease in cash and cash equivalents             (2,012,941)    (4,414,137)
Cash and cash equivalents, beginning of period         4,464,863      8,558,843
                                                     --------------------------
Cash and cash equivalents, end of period             $ 2,451,922    $ 4,144,706
                                                     ==========================

                                  CATUITY INC.

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


2. COMPREHENSIVE LOSS

Total comprehensive loss is summarized as follows:


                           THREE MONTHS ENDED           NINE MONTHS ENDED
                              SEPTEMBER 30                 SEPTEMBER 30
                          2002           2001           2002           2001
Net loss              $  (750,705)   $  (832,321)   $(2,093,492)   $(3,463,147)
   Foreign currency
   translation            (27,543)         6,108        (15,956)       (70,237)
                      -----------    -----------------------------------------

Total comprehensive   $  (778,248)   $  (826,213)   $(2,109,448)   $(3,533,384)
   loss               ===========    ===========    ============   ============

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Catuity develops, licenses and supports customer loyalty software that enables retailers, transaction processors, product suppliers and credit card issuing banks to establish and administer customer incentive and loyalty programs that are completely customizable to meet their unique needs. The Catuity system functions in both the internet (e-commerce) and in-store environments using existing magnetic stripe cards and/or smart cards.

For the nine month period ended September 30, the Company's revenue increased to $2,444,000 in 2002 from $812,000 in 2001. Operating expenses, before non-cash, variable stock compensation expense/(credit) decreased by approximately $682,000, or 13%, principally due to lower legal expenses in 2002. As a result of the significant increase in revenues combined with lower expenses, the Company's year to date operating loss, before non-cash, variable stock compensation expense/(credit), was reduced by approximately 51% to $2,184,000 in 2002 compared to $4,498,000 in 2001. The non-cash, variable stock compensation expense/(credit) recorded in each period fluctuates in accordance with the Company's stock price at each period end and is not directly related to operations that occurred in the period. The Company's operating loss, including non-cash, variable stock compensation/(credit), for the nine month period ended September 30, was $2,138,000 in 2002 compared to $3,696,000 in 2001.

For the three month period ended September 30, the Company's revenues increased to $550,000 in 2002 from $490,000 in 2001. Operating expenses before non-cash, variable stock compensation expense/(credit), decreased by approximately $199,000, or 12%, principally due to lower legal expenses. As a result, the Company's operating loss for the third quarter, before non-cash, variable stock compensation expense/(credit), improved approximately 22% to $932,000 in 2002 from $1,191,000 in 2001. Operating loss in the third quarter, including the non-cash, variable stock compensation expense/(credit), was $764,000 in 2002 compared to $885,000 in 2001.

                                  CATUITY INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


REVENUE

Approximately 75% of the Company's revenue for the three month period ended September 30, 2002 resulted from fees for installation, training and support services for customers. In the third quarter of 2001 over 90% of total revenue came from software development efforts. Software development revenue represents fees paid by customers to add to, customize, or integrate the Company's base software product. The shift in revenue streams in 2002 from 2001 is indicative of the current stage of implementation activities at some of the Company's customers. The generation of services revenue naturally follows the generation of software development revenue as the customer moves closer to implementation and utilization of the Company's software. License revenue represents the third stage of revenue generated from a customer and occurs once the customer is utilizing the software in a production environment. The Company anticipates that software development revenue may exceed service revenue from time to time in future periods based on the significance and timing of customer requests for software development efforts to meet their unique needs. The Company expects that service revenue will represent the majority of its revenue in the fourth quarter of 2002.

Revenue in the nine month period ended September 30, tripled to $2,444,000 in 2002 from $812,000 in 2001. All revenue during the nine month period ended September 30, 2002 originated from U.S. customers. In the nine month period ended September 30, 2001, approximately $767,000 or 94% of revenue was related to work on behalf on U.S. customers, while Australian based service revenue was $45,000 or 6%.

PRODUCT DEVELOPMENT

Product development expenses primarily consist of the costs associated with the Company's software development team in Sydney, Australia. For the three month period ended September 30, costs increased 15% to $347,000 in 2002 from $302,000 in 2001. The principal source of the increase relates to bonuses earned by members of the development team in the third quarter for early delivery of development work for a customer. The bonus expense of $35,000 was paid by the customer and is also included in the Company's revenue for the quarter. Excluding the bonus expense, costs in the third quarter of 2002 were only 4% higher than in the same period in 2001.

For the nine month period ended September 30, costs increased 18% to $1,008,000 in 2002 from $854,000 in 2001. Excluding the customer paid bonus expense of $92,000 in 2002 that did not occur in 2001, costs were 7% higher than in the same period in 2001.

                                  CATUITY INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)


CUSTOMER IMPLEMENTATION AND SUPPORT

Customer implementation and support expenses consist of the costs associated with the Company's customer implementation and support staff and facilities located in Arlington, Virginia. For the three month period ended September 30, costs increased 50% to $427,000 in 2002 from $285,000 in 2001. The increase in cost was due to the need for additional staff to meet the increase in customer implementation and support requirements.

For the nine month period ended September 30, costs increased 48% to $1,116,000 in 2002 from $755,000 in 2001. The principal reasons for the nine month increase are consistent with the three month period increase.

SALES AND MARKETING

For the three month period ended September 30, sales and marketing costs increased 2% from $361,000 in 2001 to $369,000 in 2002. Increased costs in pre-sales support labor were offset by a reduction in travel and marketing related costs.

Sales and marketing expenses decreased 6% from $1,440,000 in the nine month period ended September 30, 2001 to $1,355,000 in 2002. The principal reasons for the nine month period decrease are a reduction in travel and marketing related costs in 2002.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include costs related to executive, financial and administrative personnel, outside professional services, facilities and other general corporate overhead. Expenses for the three month period ended September 30, 2002 were $338,000 compared to $733,000 in the same period in 2001. The decrease of $395,000 (54%) is principally attributable to reduced legal services related to the settlement of the Welcome Real Time lawsuit, accounting for approximately 50% of the cost reduction. The additional cost reductions were in the areas of investor relations, investment banking and consulting work. In addition, salary related costs were lower in the third quarter of 2002 due to a reduction in finance and administrative personnel in Australia that occurred late in the third quarter of 2001.

For the nine month period ended September 30, general and administrative costs decreased by approximately 50% from $2,261,000 in 2001 to $1,149,000 in 2002. In 2001 the Company recorded provisions for legal expense related to the Welcome Real Time lawsuit, while in 2002, due to the successful settlement of the lawsuit, the Company was able to recover certain costs.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

The net change in cost between the periods for legal costs was approximately $900,000, or 81% of the $1,112,000 total cost reduction in the period. The additional $200,000 in cost reductions resulted principally from reductions in travel and consulting costs in 2002.

STOCK COMPENSATION

Stock compensation is a non-cash expense/(credit) that results from non-recourse loans in 1996 to a director and an officer in order to purchase common stock in the Company. Other than a small reduction in the loan due to a partial repayment in 1999, the loans have remained unchanged since they were initially made. The non-recourse loans are treated as variable and variable accounting has been adopted. The non-cash expense/(credit) recorded each period is based on the period ending price of the Company's stock in order to adjust the cumulative expense recognized by the Company for the loans based on the fair market price per share. For the three month period ended September 30, 2002, a non-cash credit of $168,000 was recorded due to downward movement in the Company's stock price since June 30, 2002. In the same period in 2001, a credit of $306,000 was recorded.

For the nine month period ended September 30, 2002 a credit of $46,000 was recorded due to downward movement in the Company's stock price since December 31, 2001. In the same period in 2001, a credit of $802,000 was recorded.

OTHER INCOME

Interest income decreased by $39,000, from $52,000 for the three month period ended September 30, 2001 to $13,000 in 2002. The decrease in interest income is principally due to lower cash balances invested in interest bearing accounts in 2002.

Interest income decreased by $188,000 from $233,000 for the nine month period ended September 30, 2001 to $45,000 in 2002. The principal reason for the nine month decrease are consistent with the three month period decrease.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the company had $2,452,000 in cash and cash equivalents, compared to $4,465,000 at December 31, 2001. Based on the Company's net cash used in operating activities year to date, the September 30, 2002 balance represents approximately twelve months of cash on hand.

                                  CATUITY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Net cash used in operating activities was $1,875,000 for the nine month period ended September 30, 2002 compared with $4,353,000 for the nine month period ended September 30, 2001. The approximately $2,478,000 reduction in the use of cash was primarily due to the Company's higher revenues in 2002 that reduced its net loss and generated higher cash collections.

During the three month period ended September 30, 2002 the Australian dollar weakened against the U.S. dollar. This resulted in a negative foreign currency effect on cash of approximately $28,000.

During the nine month period ended September 30, 2002 the Australian dollar strengthened against the U.S. dollar. Despite the overall strengthening, the foreign currency effect on cash over the nine months is a negative $9,000 due to higher cash balances having been held in Australia during the months that the Australian dollar weakened against the U.S. dollar.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; currency exchange rates, inflation rates, recession, and other external economic factors over which the Company has no control; the timing and speed with which major customers and prospects execute their plans for the use of loyalty, magnetic stripe, and/or smart cards; the demand for, timing and market acceptance of, new and existing smart card products; continued development of the Company's software products; competitive product and pricing pressures; patent and other litigation risk, the risk of key staff leaving the Company; as well as the risk that major customers of the Company's products, including Visa, reduce their requirements of or terminate their arrangements with the Company. We are under no duty to update any of the forward-looking statements after the date of this filing to conform such statements to actual results or to changes in our expectations.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.


The Company is exposed to foreign currency exchange rate risk inherent in its revenues, expenses, assets and liabilities denominated in the Australian dollar. To date, the Company has not utilized any foreign currency hedging or other derivative instruments to reduce

                                  CATUITY INC.


exchange rate risk. The Company does not expect to employ these or other strategies to hedge the risk in the foreseeable future.

As of September 30, 2002 and December 31, 2001 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk were $161,000 and $162,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $16,000 at September 30, 2002 and December 31, 2001.

The Company is also exposed to interest rate risk on its investment portfolio, which is affected by changes in the general level of interest rates in the United States and Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.


ITEM 4.           CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.


CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the above evaluation including any corrective action with regard to significant deficiencies and material weaknesses.

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


                           By:   /s/ Michael V. Howe
                                 --------------------------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer


                           By:   /s/ John H. Lowry
                                 -------------------------------------
                                 John H. Lowry
                                 Chief Financial Officer


Date: November 14, 2002

                                  CATUITY INC.

                                  CERTIFICATION
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael V. Howe, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Catuity, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                  CATUITY INC.


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                   By:   /s/ Michael V. Howe
                                         -------------------------------------
                                         Michael V. Howe
                                         President and Chief Executive Officer

Date:  November 14, 2002

                                  CATUITY INC.


                                  CERTIFICATION
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John H. Lowry, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Catuity, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                                  CATUITY INC.




         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                         By:     /s/ John H. Lowry
                                                -------------------------
                                                John H. Lowry
                                                Chief Financial Officer


Date:  November 14, 2002

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002