Form 10-K
period 2002-12-31
CATUITY INC
filed 2003-03-31
CIK 1109740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                      2002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 000-30045

                            ------------------------

                                 CATUITY, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

                  DELAWARE                                      38-3518829
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No)

  2711 E. JEFFERSON AVE., DETROIT MICHIGAN                         48207
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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     At June 30, 2002 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $24,211,014 based on the last sale price as reported on the Nasdaq Small Cap Market. As of June 30, 2002 there were 8,070,338 shares of the Registrant's common stock outstanding, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant incorporates the information required by Items 11, 12, and 13 by reference to its proxy statement to be furnished to shareholders for its Annual Meeting of Shareholders to be held in May 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to; currency exchange rates, inflation rates, recession, and other external economic factors over which the Company has no control; the timing and speed with which major customers and prospects execute their plans for the use of loyalty and/or smart cards; the demand for, timing and market acceptance of, new and existing smart card products; continued development of the Company's software products; competitive product and pricing pressures; patent and other litigation risk; the risks of key staff leaving the Company; the risk that major customers of the Company's products, including Visa, reduce their requirements or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

     Introduction

     Catuity is a software company that provides a real time multi-program marketing platform for loyalty and incentive programs delivered at the point of sale during the transaction process.

     Our software, referred to here as the "Catuity System", delivers historical purchase information about the consumer to the point of sale at the time of a transaction. This capability is critical to:

     - rewarding and encouraging profitable customer behavior

     - enhancing the consumer's experience;

     - creating habits and changing behavior; and

     - the success of customer relationship management (CRM) programs.

     The Catuity System empowers businesses to design, deliver and administer consumer incentive and loyalty programs, based on this information. The Catuity System can operate in almost any point of sale (POS) environment -- from large-scale multi-lane retail chains, to "mom and pop" convenience stores, to pure e-commerce retailers.

     The Catuity System addresses the complete marketing lifecycle, irrespective of the sales channel.

                      CREATING UNIQUE DIFFERENTIATED VALUE
                          IN A DYNAMIC MARKETING LOOP

                                  [FLOW GRAPH]

     Data derived from the use of the Catuity System allows for customer profitability analysis and the building of long-term relationships directly between issuers, merchants and product suppliers and their consumers based on purchase behavioral data and value.

     Real time consumer loyalty and incentive programs are increasingly viewed as a key strategic corporate imperative and central to the future success of CRM programs.

     Our product adds value to traditional merchant/customer relationships by supporting the following functions:

     - Immediate redemption at the point of sale, at the time of the transaction. Many industry participants are able to analyse data but few are able to deliver a reward or incentive at the point of sale at the time of transaction when customers are truly engaged;

     - Creating a new range of loyalty and incentive program options including new relationship options to retain more customers, increase customer spend and attract new customers. The Catuity System answers the basic who, what, when and where marketing questions and regardless of what channel or what technology supports the sale, the Catuity System ensures the consumer experience and the message are consistent;

     - Seamless migration path from existing technologies (such as mag stripe cards and older POS terminals) to new technologies (such as smart cards, next generation POS devices and the web) without changing software or loyalty program dynamics. The Catuity System can provide a consistent program implementation across a range of sales channels and a wide range of transaction and consumer devices;

     - Utilizing the transaction data generated by the Catuity System in combination with data from the legacy systems to enhance customer relationships and create more meaningful relationship and marketing decisions reducing the operations and fulfilment costs of incentive and loyalty programs while providing timely and meaningful information to deliver a strong return on investment (ROI).

INDUSTRY SUMMARY

     The loyalty and incentive industry is an estimated $85 billion industry(1); The amount spent on rewards and fulfillment spending totals 17% of the loyalty and incentives market, while software and services accounts for another 18%. These two spending categories, totaling 35% of the total amount spent by industry participants in this category, most directly relate to Catuity activity.

     Catuity fits into the industry as follows:

     - The Catuity System is a fulfillment delivery platform, and optimizes the rewards and fulfillment process -- generally reducing costs of traditional delivery incentive delivery methods

     - The true value of the Catuity System is realized by those companies that are able to optimize their systems to utilize data from the Catuity system in conjunction with the data stored in data warehouses.

     - Purchasing of the Catuity System would be budgeted within the software and services segment ($15.1 billion) and periodically from the data warehouse segment ($19.6 billion)

     - The Catuity System delivers a rich data stream to the Customer Relation Management/Analytics segment of the market.

     Effective CRM utilizes the features offered by the Catuity System. The CRM space is one of the most active with amounts spent on "analytical" CRM growing at almost double the rate of "operational" CRM systems. Driving this growth is the increasing evidence that using customer data to improve the bottom line has a significant ROI. IDC Consulting Group estimated that investment in customer strategy related to CRM resulted in a median ROI of 55%.

     These numbers are significant. A CRM system once fully utilized requires a way to deliver incentives or rewards in a targeted fashion; therefore growth and optimization of CRM systems and activity will positively impact demand for the Catuity System.

---------------

     (1) Source: Kahmann Elements report dated August 2002; Altamont Partners; IDC Consulting Group

     In total, there are approximately 24 million business establishments in the United States. Retailers that Catuity considers part of the targeted market make up an estimated 12.5 million of that number. Broken down by segments, the targeted markets are as follows:

                                                                        ESTIMATED NUMBER OF
MERCHANT SEGMENTS                                 NUMBER OF STORES(2)       POS DEVICES
-----------------                                 -------------------   -------------------
Integrated Retail Segment
  Multilane.....................................          200,000
  Department Store..............................            5,000
  Entertainment & Leisure.......................      2.5 million           6.2 million(3)
General Retail
  General Retail................................      3.3 million
  Small Retail..................................      6.1 million            11 million(4)
Total...........................................       12 million          17.2 million

The number of Americans having loyalty cards has more than doubled since 2001, with 55% of Americans owning at least one loyalty card. Perhaps more importantly, participation increases as income rises. Among households with annual income over $75,000, participation is 71%. Once enrolled, participants increase spending by 27% on average, visit the store more frequently (43% of participants), and are more likely to choose one store exclusively (16%).(5)

THE MARKET SEGMENTATION

     Catuity divides the market into three major segments: the Issuer segment; the Integrated Retail segment and General Retail segment.

ISSUER SEGMENT

     Primary customers within the Issuing Segment are banks that are issuing Visa branded cards, MasterCard branded cards or affinity and co-branded cards. We are approaching this segment both through the card associations and directly to the larger card issuing banks.

     Some of the larger merchants in the Integrated Retail Segment are also large card issuers, particularly of private label or co-branded cards. These merchants are a prime market target for Catuity.

     The Issuers primarily license the Consumer Profile creation software from Catuity.

     The Issuers see the value of loyalty programs being in retention of customers, increasing spend, and acquisition of new customers. Loyalty and incentive program allow payment card issuers to differentiate their product from other products.

---------------

     (2) Catuity estimate from: US Internal Revenue Service, 1998 Statistics of Income various publications. Count of tax returns from active retail enterprises.

     (3) Catuity estimate from various sources including major customers and major industry players

     (4) Nilson Report; January 2003

     (5) Source: Incentive Magazine report dated November 1, 2002

The number of cards on issue in North America is as follows:

                                                          SMART CARDS   MAGNETIC STRIPE
2001                                                      -----------   ---------------
NORTH AMERICA                                                      IN MILLIONS
Secure Payment Cards (Visa, MasterCard, Amex)...........      21.0            651.3(6)
Private Label and Loyalty Only Cards (excluding gift)...      20.0            636.9(8)
Total...................................................      41.0(7)       1,288.2

There are now approximately 13 million secure payment smart Visa cards in the United States loaded with the Catuity smart card applet. This represents more than 60% of all smart payment cards and more than 90% of all smart payment cards embedded with loyalty applications.

     The Catuity System applies to all cards in the above chart because it can provide a multi-program platform across the full spectrum of card technologies. Therefore the North American market available to Catuity, excluding gift cards, is estimated to be 1.3 billion cards.

INTEGRATED RETAILER SEGMENT

     Customers within the Integrated Retail segment generally have the size and market authority to cause customization of the Catuity Systems. These customers are:

     - Integrated Retailers:

      - Multi Lane retailers are generally supermarkets, and mass merchants. They have multiple checkout lanes at a centralized location.

      - Department Stores are retailers whose environment is characterized by payment location being in an "island" in each department.

      - Convenience store (C-store)/Petroleum chains with large numbers of outlets.

      - Leisure and Entertainment. Restaurants, theatres, entertainment venues

     - Private label merchant issuer. Note the private label issuer may be a member of any one of the above merchant groups, or they may be a stand-alone entity that has created private label programs for the integrated market.

     - Transaction processors and acquirers that cater to these merchants.

     Integrated Retailers can license the complete Catuity System and operate the system themselves. If the customer in this segment outsources payment processing, the customer will need a processor to enter into a license for the Catuity System.

     While the card product is often run as a credit or charge card tool, and many of the same metrics that face banks also face these issuers, there is a strong retailing component. The card today is both a payment and a communication/marketing medium. Traditionally the communication has been largely blanket type advertising communication, and the marketing efforts take the form of statement "stuffers" and direct marketing efforts weeks after the original transaction. The Catuity System offers the opportunity to create instant communication and marketing incentives and rewards at the time and place of transaction.

---------------

     (6) Nilson Report: December 2002

     (7) Catuity estimate compiled based on industry sources

     (8) Nilson Report: May 2002

     Within the Integrated Retail segment Catuity approaches prospects based on their size or market place significance (called a "tier"). Catuity will sell directly to large merchants (i.e. tier one and larger tier two merchants). Our sales efforts will be focused on those tier one merchant's that have a clearly understood need for a system such as Catuity's. We leverage our Channel Partners such as the payment associations, payment acquirers/processors, and merchant services organizations when approaching these opportunities. Our Channel Partners will largely be used to address the tier two and tier three opportunities.

     The value proposition is crucial to this segment. They find value in the Catuity System:

     - For acquisition, activation and retention marketing programs and coalition marketing programs.

     - Creating a richer communications medium that is innovative and differentiated.

     - Automating the current paper coupon process. Today's process for distributing and redeeming coupons is very unfocused from a marketing perspective, and operationally awkward and costly.

GENERAL RETAIL (SMALL RETAIL) SEGMENTS

     The small to medium size retailer has neither the size nor resources to customize the Catuity System so they accept the offering of their payment processor or independent sales organizations (ISO's). Catuity's customers are therefore these processors and ISO's who license our software and install systems to re-sell services to the small retailers. These processors and ISO's are Channel Partners of Catuity.

     This segment is generally characterized by stand-alone non-integrated POS devices, and a relatively simplistic view towards loyalty. The value of loyalty is perceived as an extension of the gift card activity. These merchants expect a very "packaged" product and selling process. While the packaged nature of this segment places demands on Catuity from a product perspective, it significantly reduces the integration effort, resulting in a quicker sales cycle than the Integrated Retail segments.

OUR PRODUCT

     Catuity provides application software that allows users to establish and self administer customer incentive and loyalty programs, integrated to the payment system. Our software is targeted to a broad range of sellers of goods and services. It is especially useful for merchants who sell both through store locations and over the Internet.

     Our software supports the establishment and administration of a variety of customer incentive and loyalty programs. Using our software, a merchant may reward its customers with valuable benefits, hoping to attract and retain customers and to encourage increased purchases. Due to the flexibility of our software, reward programs may easily be established, targeted and changed. In addition, a merchant may select from a wide variety of reward options including using their own goods and services as a reward option. Our software directly connects the merchant and its customer so that the customer recognizes the merchant as the provider of the reward. The Catuity System is fully developed, tested and packaged ready for installation.

SYSTEM FEATURES

     - Multiple issuers and merchants on a single system

     - Multiple terminals per merchant

     - Multiple card groups per issuer

     - Linking programs to one or a group of terminals over one or a group of merchants

     - Linking programs to one or a selection of issuer card groups over one or many issuers

     - Optional downloading of offers from the web or kiosk to be used in-store

     - Optional automatic cardholder program enrollment at POS

     - Customer opt-in/opt-out

     - Card reinstatement at POS and Web due to card replacement (e.g. lost/stolen/damaged/expired)

     - Interfaces to financial clearing systems (e.g. ACH) for settlement of fees and commissions

     - Card blocking

     - Product based reward programs based on SKU and UPC barcode data

     - Protected data access by issuer

     - XML based data extracts

     - Multiple accumulation options: by value, frequency, products, payment method, ratios, date ranges

     - Multiple redemption options: automatic, manual, delayed, immediate, fixed $ discount, % discount, product discount

     - Multiple accumulations and redemptions on a single transaction

     - Offline and Online Implementations

     - Concurrent use of smart cards, memory cards and magnetic stripe cards

     - Integration with widely used POS payment terminal applications and payment methods (e.g. Cash, Debit, Credit, RFID)

     - Stored value gift cards and electronic purse

     - Electronic tickets and passes

     - Multilingual POS applications

     - Data protection, authentication, monitoring and auditing

     - Hardware or software based key management

     - Central program management control and automated program distribution

     - The automation of the couponing process to support e-coupons

     - The ability to deliver personalized messages to the consumer based on current or desired behaviors

     - Comprehensive reporting capability

REWARD ELIGIBILITY

     Our product focuses on the delivery of loyalty rewards and incentives at the time and point of the transaction. These rewards may be instant or delayed, depending on the marketers requirements. Our product permits a merchant, a product supplier or issuer to offer a broad range of reward eligibility, including rewards that are:

     - Triggered by reaching pre-set spending levels or performing specified purchase activities based on:

      - the value of the activities;

      - the frequency of the activities;

      - the product or group of products purchased; or

      - the timing of the activities;

     - Triggered by conducting specified activities at one, or a range of, merchants (e.g. cross-sells) or on a particular card or using a particular method of payment;

     - Tiered based upon one, or a range of, activities or activity levels;

     - Increased or accelerated based on achieving certain activity levels;

REWARD TYPES

     The types of rewards that the merchant, product supplier or issuer may choose to offer the customer, include:

     - Fixed or percentage discounts on the immediate or the next transaction;

     - Rewards using goods and services provided by the merchant, by a complementary merchant, by a product supplier or complementary product supplier or the issuer;

     - Multiple rewards such as:

      - simultaneously offering an immediate incentive for the next purchase and a long term loyalty program reward for repeat purchases;

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

PRODUCT DEVELOPMENT

     Catuity's product development focus was primarily on Target Corporation and smart Visa Rewards activity throughout 2002, and on enhancements to our core product.

     Key enhancements or activities include:

     - Next release of Catuity System (Cat X).
      This release consolidates many of the features provided to different customers, and will be the base platform for all identification devices (mag, chip, bar code, RFID fobs, etc.) going forward. Completion of this system allows Catuity to rationalize development and support activity moving forward, and should reduce maintenance and support costs.

     - Memory Card Support.
      The addition of the memory card with a substantially lower cost enables Catuity to market a complete "Loyalty Over the Counter" package to processors for resale to their Independent Sales Organization (ISOs). The off-line feature of the memory card enable processors to package this with a fixed monthly price regardless of the number of transactions performed. This is a key selling feature for the General Retail segment.

     - PTS Tool Kit -- Enhanced Magnetic Stripe Support.
      This enables third party support of the Catuity application on the majority of the point of sale devices currently installed. The Catuity loyalty program engine that manages loyalty logic has traditionally been resident on the terminal. This is appropriate for applications where smart cards, memory cards and magnetic cards are required to be supported in the same device simultaneously. However, it requires late model terminals that are not widely deployed. The PTS Toolkit enables third party development, and can be deployed on a wider range of older terminals that make up the majority of the installed base. This creates numerous opportunities for the Catuity application.

CATUITY'S INTELLECTUAL PROPERTY

     Catuity respects the intellectual property rights of others and we expect others to respect our rights.

     Patents protect the rights of innovators to be rewarded for their innovation. Without a guaranteed reward for innovation, far less research and development would be undertaken.

     We file patent applications to protect our innovations and to protect the business from legal action by others. Patents provide recognition for our innovations and demonstrate our capability and the expertise of our employees. We see patents as part of our marketing strategy as they help convince others that we are indeed specialists in our field.

     Catuity believes its patents are of significant value and as part of its agreements with licensees, Catuity grants rights to use the innovations described in its patents.

     Catuity has been issued three patents related to the management of multiple applications in offline consumer devices. The patents broadly cover the efficient use of memory space on data carrying devices (such as smart cards) to store data for multiple applications and the systems to manage the applications, customer devices and terminals. This patent "family" have a priority date of 1 April 1998 and include:

COUNTRY                                              PATENT NUMBER
-------                                              -------------
United States......................................    6,449,684
United States......................................    6,532,518
Australia..........................................      755,388

     Patent applications are pending in a range of other countries including European Union, Japan and Brazil.

     Catuity has also been issued a patent that relates to the use of the Catuity System over the Internet and traditional point of sale devices. It describes a system for manipulating data on customer devices supported and controlled via a host system via a number of offline and online terminals. The patent covers the operation of interactive programs and transactions between the range of terminals including POS terminals and the Internet.

     The patent is Australian patent number 746,867 with a priority date of 22 February 1999. Patent applications are pending in various other countries including United States, European Union, Japan and Brazil.

     Catuity continues to file patent applications for innovations within our field of specialization.

CUSTOMER RELATIONSHIPS

     We continue to have a strong relationship with Visa USA, a major region within the Visa worldwide organization. During 2001 we signed a significant agreement with Visa to license our software, provide software development, and consulting services as they continue to move to capture the U.S. market for smart cards. This system was implemented in 2002, and is now operational and supporting Visa customers.

     In 2002, Visa continued to give smart cards a high priority in the U.S. backed by their growing investment to build the smart card value proposition and develop smart chip products for use by their member banks. During 2002 a number of pilot programs with specific merchants were conducted, and a number of new financial institutions deployed smart cards. Catuity is working to help integrate payment and loyalty cards on a wide scale and in 2002. signed an agreement with Welcome Real Time to create, in conjunction with Visa USA, a set of interoperability specifications. This work addresses one of the adoption hurdles created by lack of standards for smart cards based loyalty applications. It is our belief that Catuity is uniquely positioned to capitalize on this opportunity. In 2002, due to the significance of Visa's investment in the U.S. smart card market, and the size of the Company's involvement in the project, Visa related projects represented more than 10% of Catuity's annual net revenues.

     Target Corporation is Catuity's largest merchant customer. Catuity signed a license agreement with Target during the fourth quarter of 2002. In 2002, Target related projects represented over 10% of Catuity's annual net revenues. The deployment of Catuity's software is expected to be substantially complete by the third quarter of 2003.

     Catuity was recently named a Technology Provider to MasterCard's world-wide member financial institutions. Catuity can now offer technology choices, marketing support and critical flexibility to MasterCard member financial institutions. Catuity is also a member of the MasterCard Vendor Program (MVP), and the Catuity applet is certified with the Multos platform.

     Electronic Merchant Systems of Cleveland Ohio has primarily been utilizing the Catuity System to support gift card activity using mag-stripe cards. Increasingly the Catuity System is being used to support loyalty, as the merchant base grows to include larger more sophisticated merchants. EMS currently has over 2,300 small and medium size merchants processing gift and loyalty transactions via the Catuity System.

     In 2002 we added our first channel partner customer -- KESM Transaction Solutions. The Toronto-based company has launched its first Catuity-based loyalty and incentive programs: the Fore! Honors golf course coalition program, and the 200 outlet Pioneer Petroleum gas and convenience store program this year.

SALES BACKLOG

     As of December 31, 2002, the Company had signed agreements with customers that are expected to result in approximately $1.9 million of revenue being recorded in 2003. At December 31, 2001, the Company had approximately $1.3 million of revenue expected to be recorded in 2002 related to signed agreements. Our 2003 license revenues will ultimately be determined by the size of and the speed with which our customers roll out their loyalty programs during the year.

COMPETITION

     Our product faces competition at two levels. First, we compete with companies that provide software for customer incentive and loyalty programs for retail store locations or for Internet merchants. Second, some ISO's, transaction processors, and others who provide services to merchants may also provide a basic loyalty and gift card applications that the merchant can use. We expect competition to increase as companies expand their offerings of customer incentive and loyalty programs and provide software for retail stores and the Internet. Our ability to compete depends upon many factors, including:

     - ability to successfully market our product's features;

     - effectiveness of our solution relative to the product offerings of our competitors;

     - ability to continually expand the credibility of our product in the marketplace;

     - ability to sell to strategically important merchants, card issuers and processors;

     - ability to continue to attract and retain channel partners who will sell our product; and

     - timeliness of our product enhancements from our product development efforts.

     We believe our unique product features and strong North American market position with the largest companies in the payment industry provides us with some significant competitive advantages. The broad functionality in our software provides our customers with flexibility in offering the type(s) of reward programs that suit their particular needs. Since programs are easily established and changed within our system, merchants can initiate different programs as their needs change.

REVENUE AND ASSETS BY GEOGRAPHIC LOCATION

     During the years ended December 31, 2002, 2001 and 2000, 100%, 96% and 83% of our revenues were derived in the United States, respectively. The remaining revenue during the years ended December 31, 2001 and 2000 related to the Company's Australian operations.

     The Company's assets are located at its headquarters in Detroit, Michigan its product development facility in Sydney, Australia and at its service and demonstration office in Arlington, Virginia.

EMPLOYEES

     As of January 31, 2003, we had 39 full time employees, comprised of five in sales and marketing, five in finance, three in administration, six in customer implementation and support and 20 in product development. In 2003, full time employees are expected to increase to approximately 48 with the principal increases expected to occur in customer support, product development and sales. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be very good.

FACILITIES

     Our corporate headquarters is located in Detroit, Michigan. Our implementation and support team is located in Arlington, Virginia. Our technology and product development facilities are in Sydney, Australia. We have no other foreign operations. Also see Item 2, Properties, below.

OPERATIONS

     Catuity's U.S. operations are structured to expand as growth opportunities unfold. Our sales and marketing team is principally located in our Detroit, Michigan headquarters with 3 of our 5 sales personnel based there. We also have 1 sales manager located in Cincinnati, Ohio and 1 in Arlington, Virginia. There are 3 finance and accounting staff in Detroit and 2 in Sydney. The Detroit headquarters has 1 administrative staff member while the Sydney office has 2. Our entire customer implementation and support team is located at our Arlington, Virginia office. In addition, we have an agreement with Smart Dynamics Inc. in Arlington, Virginia, to utilize their technical personnel, as we need them on projects for customers.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal executive offices in North America are located in leased facilities in Detroit, Michigan consisting of approximately 1,950 square feet of office space. Our lease expired on February 1, 2003 and is renewable at our option. The Company intends to renew the lease through February 1, 2004. Our current facilities in the United States should meet our needs for the next 12-24 months.

     Our office and development center is located in leased facilities in Sydney, Australia, consisting of approximately 2,060 square feet. Our lease agreement expires on December 14, 2003 with an option to renew for a new four year term. We believe that our Australia facilities are sufficient to meet our foreseeable operating needs.

     Our implementation and support center is located in leased facilities in Arlington, Virginia, consisting of approximately 1,000 square feet. Our lease agreement expires on June 30, 2003. The Company intends to renegotiate the lease prior to that date.

ITEM 3. LEGAL PROCEEDINGS

     In the reporting year there were no new legal proceedings initiated either by the Company against third parties or initiated by third parties against the Company. As of December 31, 2002, Catuity has no legal proceedings to which it is a party.

     On March 28, 2002, the Company reached a binding agreement with Welcome Real-Time S.A. (WRT) to settle the lawsuit which had been filed by them on July 20, 2000. The agreement resulted in the following:

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

     The WRT lawsuit had been filed in the Federal Court in Australia alleging infringement by the Company of WRT's Australian patent and claiming damages. On May 17, 2001, the judge on the case, in the Federal Court of Australia, ruled that the WRT patent was valid and that the Company infringed on the patent in Australia. The Company appealed the decision, but while waiting for the appeal to be heard, complied with the judge's orders to refrain from infringing on the patent in Australia and to deliver any infringing physical devices in its possession, located in Australia. The Company and its Transcard customers had previously decided to terminate the Transcard system trial operations and did so, effective August 31, 2001. The cessation of the Transcard activities did not have a material impact on the Company's 2001 operating results. Revenues in 2001 from the Transcard system were $32,000 as of August 31, 2001 when the operation was discontinued.

     The appeal was heard by the Full Bench of the Federal Court of Australia on February 25-26, 2002 but no judgement was issued due to the settlement referred to above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                                            HIGH              LOW                HIGH                  LOW
              PERIOD                   (AUSTRALIAN $)    (AUSTRALIAN $)    (UNITED STATES $)    (UNITED STATES $)
              ------                   --------------    --------------    -----------------    -----------------
2002
First Quarter......................        $ 5.20            $3.35               $2.65                $1.91
Second Quarter.....................        $ 6.49            $3.25               $3.70                $1.76
Third Quarter......................        $ 5.20            $3.65               $2.89                $2.18
Fourth Quarter.....................        $ 4.06            $3.48               $2.30                $1.90
2001
First Quarter......................        $12.00            $5.50               $6.75                $2.75
Second Quarter.....................        $ 9.25            $4.30               $4.72                $2.48
Third Quarter......................        $ 9.45            $4.60               $4.56                $2.52
Fourth Quarter.....................        $ 7.40            $4.00               $3.90                $1.93

     As of January 31, 2003 there were approximately 3,447 shareholders of record of our common stock as reported to us by Computershare Investor Services, our transfer agent. To date, we have not paid any dividends on our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        NUMBER OF SECURITIES
                                       NUMBER OF                                       REMAINING AVAILABLE FOR
                                    SECURITIES TO BE        WEIGHTED-AVERAGE            FUTURE ISSUANCE UNDER
                                      ISSUED UPON           EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                      EXERCISE OF              OUTSTANDING              (EXCLUDING SECURITIES
                                  OUTSTANDING OPTIONS          OPTIONS(1)              REFLECTED IN COLUMN (A)
                                  --------------------   -----------------------   -------------------------------
PLAN CATEGORY                             (A)                      (B)                           (C)
-------------                     --------------------   -----------------------   -------------------------------
Equity compensation plans
  approved by security
  holders.......................      1,026,325                   $6.91                        468,675
Equity compensation plans not
  approved by security
  holders.......................   see footnote(2)

-------------------------

(1) Some options were issued with exercise prices denominated in Australian Dollars. These amounts have been exchanged to U.S. dollars at .565, the exchange rate on December 31, 2002.

(2) A total of 25,000 shares of our Common Stock are reserved for issuance under an Executive Stock Purchase Plan. The Plan provides a means for our executive employees, other than the Chairman and CEO, to invest a predetermined portion of their after tax cash compensation in shares of our Common Stock at the closing price of such shares on the last trading day of each month.

                        SALES OF UNREGISTERED SECURITIES

     In January and February 2002, a total of 6,000 shares were issued to Greenstone Partners Inc. in exchange for investor relations services. The aggregate price was $19,200. These shares were exempt from registration based on selling to only one party in a private offering under Section 4(1) of the Securities Act of 1933.

     In November 2002, the Company sold 453,666 shares of its common stock in a private placement to two accredited professional investors in Australia, National Nominees Limited and Permanent Trustee Australia Limited. The aggregate offering price was $1,701,247.50 AUD ($954,000 USD). A placement fee of 3% of the purchase price was paid to each investor. These shares were exempt from registration based on selling to accredited investors, lack of public solicitation, an aggregate offering price of under $5,000,000 as required under
Section 4(6) of the Securities Act of 1933. 151,222 warrant shares were also purchased at an exercise price of $4.20 AUD ($2.57 USD) and expire in November 2004.

     In addition, at a special meeting of the shareholders on March 26, 2003 the Company's shareholders approved the sale of 90,000 common shares and 30,000 warrant shares in March 2003 to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount, an independent non-executive director of the Company, as part of the private placement described above.

                      SUPPLEMENTAL SHAREHOLDER INFORMATION

     The following information is provided voluntarily and is in accordance with the Australian Stock Exchange (ASX) listing requirements.

SECURITIES ISSUED

     As of February 28, 2003 the Company had issued the following securities:

Shares of Common Stock......................................  8,533,903
Options as listed...........................................  1,222,547

I. STOCK OPTIONS LISTED BY EXPIRATION DATE (AS OF FEBRUARY 28, 2003)

                                                      NUMBER OF    EXERCISE       (USD)-U.S. DOLLAR
              OPTION EXPIRATION DATE                   OPTIONS      PRICE      (AUD)-AUSTRALIAN DOLLAR
              ----------------------                  ---------    --------    -----------------------
03/30/2003........................................        5,000     $9.50                AUD
03/31/2003........................................        3,000      9.50                AUD
03/31/2003........................................        1,500     19.25                AUD
06/24/2003........................................       50,000     12.00                AUD
06/30/2003........................................       12,500      9.50                AUD
06/30/2003........................................        1,000     19.25                AUD
09/30/2003........................................        1,000      9.50                AUD
03/31/2004........................................        1,000     19.25                AUD
04/30/2004........................................       25,000      4.00                USD
06/24/2004........................................       50,000     16.00                AUD
06/30/2004........................................       20,000      9.50                AUD
06/30/2004........................................        1,500     19.25                AUD
09/30/2004........................................        4,000      9.50                AUD
10/31/2004........................................      151,222      4.20                AUD
06/30/2005........................................       29,250      3.40                USD
06/30/2005........................................       74,225      5.67                AUD
06/30/2006........................................       61,350      8.06                AUD
06/30/2006........................................        3,000      4.11                USD
12/12/2006........................................        2,000      2.30                USD
03/04/2007........................................        5,000      2.15                USD
05/30/2008........................................       50,000      6.18                USD
10/01/2008........................................       30,000     15.86                AUD
10/09/2008........................................       10,000     17.20                AUD
12/31/2008........................................      336,000      9.50                USD
12/31/2008........................................      150,000      7.68                USD
06/01/2009........................................      100,000      7.75                AUD
09/28/2009........................................       10,000      5.70                AUD
09/28/2009........................................       10,000      3.00                USD
09/30/2010........................................       15,000      2.24                USD
09/30/2010........................................       10,000      3.66                AUD
                                                      ---------     -----                ---
     Total........................................    1,222,547

-------------------------
Note:
- All options are unlisted and are not quoted on either Nasdaq or ASX.

- As of February 28, 2003 there were 48 optionholders of record.

20 LARGEST SHAREHOLDERS AND OPTION HOLDERS (AS OF FEBRUARY 28, 2003)

II. SHAREHOLDERS

                           NAME                               NUMBER OF SHARES    % OF ISSUED CAPITAL
                           ----                               ----------------    -------------------
Permanent Trustee Australia...............................         846,800                9.92
Boom Australia Pty Ltd. ..................................         410,000                4.80
National Nominees Limited.................................         400,746                4.70
L.D. O'Connor.............................................         270,633                3.17
D.L. Mac. Smith...........................................         251,417                2.95
Acorn Capital Limited.....................................         186,666                2.19
A.S. Dawson...............................................         185,000                2.17
Visa U.S.A. ..............................................         141,719                1.66
Merrill Lynch (Aus) Nominees P/L..........................          72,870                0.85
Queensland Investment.....................................          71,705                0.84
Fairlawn Investments Pty Ltd. ............................          71,000                0.83
Bellway International Limited.............................          68,150                0.80
Munbilla Investments Ltd. ................................          60,250                0.71
Commonwealth Custodial Services...........................          58,499                0.69
Supertuft Pty Ltd. .......................................          58,053                0.68
J.H. Marshall.............................................          50,926                0.60
Citicorp Nominees Pty Limited.............................          50,593                0.59
T. Lamros.................................................          50,000                0.59
C.J. Mc Courtie...........................................          45,000                0.53
RBC Global................................................          45,000                0.53
                                                                 ---------               -----
Total Shares of Common Stock..............................       3,398,027               39.82

Total Shares as of February 28, 2002......................       2,637,558               32.69

     The above shareholder information is based on the Australian share register and where known, includes additional shares held in the United States market.

III. OPTIONHOLDERS

                          NAME                               NUMBER OF OPTIONS    % OF OPTIONS ISSUED
                          ----                               -----------------    -------------------
M. Howe..................................................          315,000               25.58
D. Mac. Smith............................................          200,000               16.36
J. Lowry.................................................          150,000               12.27
Permanent Trustee Australia..............................           89,000                7.28
National Nominees Limited................................           62,222                5.09
J. Adams.................................................           50,000                4.09
B. Garton................................................           27,500                2.25
Greenstone Partners......................................           25,000                2.04
S. Dawson................................................           20,000                1.64
D. Mount.................................................           20,000                1.64
A. Gilman................................................           20,000                1.64
R. Robins................................................           20,000                1.64
J. & P.A. Gordon.........................................           15,500                1.27
L. Schweichler...........................................           11,550                0.94
J. Chappell..............................................           10,500                0.86
J. Oategui...............................................           10,500                0.86
D. Kilgour...............................................           10,000                0.82
R. Braxton...............................................            9,850                0.81
R. Banting...............................................            9,550                0.78
A. Peckenpaugh...........................................            9,450                0.77
                                                                 ---------               -----
Total Options............................................        1,085,622               88.80

IV. SUBSTANTIAL SHAREHOLDERS (AS OF FEBRUARY 28, 2003)

     As of February 28, 2003 the following individual was recorded as a substantial shareholder in the Company's Register of Substantial Shareholders:

                  SUBSTANTIAL SHAREHOLDER                      NUMBER OF SHARES
                  -----------------------                      ----------------
Permanent Trustee Australia................................        846,800

ITEM 6. SELECTED FINANCIAL DATA

                                                           FOR YEARS ENDED DECEMBER 31
                                           -----------------------------------------------------------
                                            2002         2001         2000         1999         1998
                                            ----         ----         ----         ----         ----
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net Revenues...........................    $ 2,972      $ 1,616      $   751      $   638      $   292
Operating Loss(1)......................     (2,829)      (4,119)      (3,883)      (6,170)      (2,207)
                                           -------      -------      -------      -------      -------
Net Loss...............................    $(2,769)     $(3,875)     $(3,811)     $(6,211)     $(2,384)
                                           =======      =======      =======      =======      =======
Net Loss per share-basic & diluted.....    $ (0.34)     $ (0.49)     $ (0.54)     $ (1.05)     $ (0.53)
                                           =======      =======      =======      =======      =======

                                                                   DECEMBER 31
                                           -----------------------------------------------------------
                                            2002         2001         2000         1999         1998
                                            ----         ----         ----         ----         ----
BALANCE SHEET DATA:
Total Assets...........................    $ 4,592(2)   $ 5,870      $ 9,500(3)   $ 6,189(4)   $   639
Long-Term Debt.........................         --           --           --          854        1,594

-------------------------

(1) Includes variable stock compensation of ($53,363) in 2002, ($973,350) in 2001, ($716,192) in 2000, $2,475,175 in 1999 and $8,627) in 1998.

(2) Includes a private placement of 453,666 shares of common stock which raised $925,000 in net cash proceeds.

(3) Includes a private placement of 710,000 shares of common stock which raised $6,245,000 in net cash proceeds.

(4) Includes the issuance of shares of common stock which raised $9,521,278 in net cash proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a summary of the consolidated operating results of Catuity, Inc. and contains forward looking statements based upon current expectations that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements. Refer to the section entitled Forward Looking Statements at the beginning of this Form 10-K for a full discussion of the risks and uncertainties associated with forward looking statements.

RESULTS OF OPERATIONS

     Overview

     2002 was another year of progress and growth in the U.S. market for Catuity's loyalty software products. In addition, the U.S. market for smart cards continued to emerge as the issuance of cards and the investment necessary for their adoption continued to accelerate over prior years levels. In 2002, Visa expanded its efforts and MasterCard announced its "One Smart" initiative that will further the expansion of smart card use in the U.S. One Smart is designed to provide card issuers with a flexible, customizable approach to packaging applications to differentiate their smart card from all others, and to provide retailers and cardholders unique benefits from using the card. During the fourth quarter of 2002 Catuity underwent the extensive due diligence process required by MasterCard and recently became a participant in the MasterCard One Smart program. In the summer of 2002 Visa began using our loyalty software in test markets, and in the latter part of the year, Target began a roll out of their new POS equipment and use of our loyalty software in selected stores. The Company also completed the installation of its software at two new customers that will expand its use in 2003 and beyond.

     During 2002 Catuity received a notice of allowance from the U.S. Patent and Trademark Office on two of our patent applications. The first of the two patents was issued in September 2002. We received the Notice of Allowance for the second patent in December 2002 and it was formally issued in March 2003 The Company was also granted a patent in Australia in 2002 and has patents pending in the U.S., Canada, Europe, Australia, Japan, Brazil, and New Zealand. The most recent patent granted in the U.S. is particularly valuable because of its scope involving our unique methods of data storage on smart cards. We believe our patents help us meet our strategy of protecting our intellectual property, protecting our customers interests, and staying on the cutting edge of technology in our markets.

     In March 2002 Catuity resolved the Welcome Real Time (WRT) legal matter. The settlement brought the Australian lawsuit that had been active in 2001 and early 2002 to closure. As part of the settlement, WRT and Catuity agreed to end all legal actions in Australia with no material future financial consequences for either party and to prohibit the initiation of any future lawsuits over patents on a global basis by agreeing to compulsory mediation and binding arbitration in the event of any future patent disputes.

     In November 2002, Catuity completed the private placement of 453,666 shares to two accredited institutional investors and 90,000 shares to Boom Australia Pty. Ltd., the family trust of Mr. Duncan P.F. Mount, a non-executive director of Catuity. Boom Australia's participation is subject to shareholder approval and is being sought at a special meeting of shareholders to be held on March 26, 2003 in Sydney, Australia. The placement resulted in net proceeds of $925,000, excluding Mr. Mount's, that will be used for general operating purposes, including furthering Catuity's investigation into the data analytics and predictive modeling aspects of Customer Relationship Management. In addition to the private placement, during 2002, a San Francisco based fund acquired approximately 180,000 shares in Catuity through open market purchases. As a result of these efforts, Catuity was able to strengthen its' capital structure, and increase the holdings of institutional investors in the Company.

     During 2002 Catuity established an Executive Stock Purchase Plan (ESPP) and an Executive Director Stock Purchase Plan (EDSPP) as a way of increasing our executives' holdings in the Company and aligning their interests with those of our shareholders. The EDSPP is subject to shareholder approval, which is also being sought in the March 2003 special meeting of shareholders. The plans do not provide the executives any discount to our share price in the open market. Rather, they allow the executives to increase their holdings via a routine month-end purchase of shares from the cash compensation that each executive deferred during that month. All of the executives eligible to participate have thus far chosen to use 10% of their cash compensation to purchase shares in the Company each month.

     There are a number of factors that impacted the smart card market in the U.S. in 2002. The positive factors include the strong commitment by Visa USA to the introduction of smart cards. The integration of payment and loyalty, which began in 2001 and increased in 2002, is expected to continue in 2003. Catuity has been actively involved in developing interoperability standards to integrate loyalty transactions with payment transactions. The pace with which card-issuing banks issued smart cards and merchants began installing POS devices that are smart card compatible accelerated in 2002. The negative factors that affected the market included the sluggishness of the U.S. economy in 2002, the relative slowness of POS device suppliers to deliver multi-application devices and the slowness of merchants to adopt POS devices that are smart card compatible. These factors have resulted in a delay in the long anticipated, growth of smart cards in the U.S. Although the smart card market in general, and the smart Visa Rewards program are very important to us, we also continued to pursue contracts with customers using our software with magnetic stripe cards.

     We expect that 2003 will be the first year that the Company earns a significant percentage of its total revenue from license fees. The speed with which our customers progress with their plans and the success they achieve in their product launches could have an impact on these estimates.

FISCAL YEAR ENDED 2002 COMPARED TO 2001

     In 2002, gross revenues were $2,972,000. These revenues were derived from $1,667,000 in software development (an increase of $253,000 or 18% over 2001), $1,259,000 in services relating to implementation, training, support and consulting activities (an increase of $666,000 or 112% over 2001) and $46,000 in customer license fees (an increase of $33,000 over 2001). Software development work completed in 2002 and 2001 was primarily for the Smart Visa Rewards program. In 2002, service revenue was primarily related to support for Visa and a national retailer Target. In 2001 service revenue related primarily to support for Visa, Target a national retailer and two other customers.

     A non-cash sales discount of $404,000 was recorded in 2001 related to the issuance of shares of the Company's common stock to Visa a customer. No such transaction occurred in 2002.

     Direct cost of software development revenue primarily consists of salaries and all related expenses for our technical staff located in Sydney Australia and project managers in Arlington Virginia. Direct cost of software development increased $368,000 or 60%, to $981,000 for the year ended December 31, 2002 from $613,000 for the year ended December 31, 2001. Expenses were negatively impacted in 2002 by a 5% increase in the average exchange rate for the Australian dollar compared to the U.S. dollar. 2002 expenses also reflected an increase due to staff bonuses earned for early delivery of development work for Visa USA. The bonus expense was paid by Visa USA and included in the Company's software development revenue.

     Direct cost of service revenue which is primarily incurred by our customer implementation and support staff in Arlington Virginia, increased $289,000, or 35%, to $1,105,000 for the year ended December 31, 2002 from $816,000 for the year ended December 31, 2001. The increase principally resulted from an increase in staff and contract labor in response to increased billable customer service and support activities.

     Research and Development expenses, which are incurred primarily by our technical staff in Sydney, Australia, increased $67,000, or 14%, to $539,000 for the year ended December 31, 2002 from $473,000 for the year ended December 31, 2001. The increase principally resulted from early research and development efforts related to data analytics.

     Sales and marketing expenses decreased $361,000, or 17%, to $1,758,000 for the year ended December 31, 2002 from $2,119,000 for the year ended December 31, 2001. The decrease was due to lower professional services costs, a reduction in travel and marketing related costs, the elimination of outside labor costs related to non-billable pre-sales efforts, and the elimination of sales and marketing efforts in Australia.

     General and administrative expenses decreased $1,218,000, or 45%, to $1,470,000 for the year ended December 31, 2002 from $2,688,000 for the year ended December 31, 2001. During 2001 the Company accrued for estimated legal expenses related to the WRT lawsuit. The settlement in 2002 resulted in lower costs than had been previously estimated and, as a result, the Company reversed approximately $200,000 of expense. In addition, based on better collections on accounts receivable than previously estimated, the Company reversed approximately $60,000 of its accounts receivable reserve in 2002.

     General and administrative -- variable stock compensation expense/(credits) are due to the Company's 1995 and 1996 non-recourse loans to a director to acquire stock and are a non-cash expense. In 2002, credits of $53,000 were recorded compared to a credit of $973,000 for the year ended December 31, 2001. The decrease in the credit is attributable to the relative stability in our stock price during 2002.

     Other income decreased in 2002 to $60,000 compared to $244,000 in 2001. The decrease was due to a lower average cash balance maintained by the Company in 2002 compared to 2001 and lower interest rates on the invested cash.

FISCAL YEAR ENDED 2001 COMPARED TO 2000

     In 2001, gross revenues were $2,020,000. These revenues were primarily derived from $1,414,000 in software development (an increase of 165% over 2000) and from $593,000 in services relating to implementation, training, support and consulting activities (an increase of 174% over 2000). A majority of the increase in software development revenue related to the Visa contract signed in 2001. As part of this contract, we issued 141,719 shares of common stock to Visa, which has been recorded as a non-cash sales discount of $404,000. Comparatively, 2000 gross revenues totaled $751,000, and were derived from $534,000 in software development and from $217,000 in services. Gross revenues increased by $1,269,000, or 169% in 2001.

     Direct cost of software development revenue primarily consists of salaries and all related expenses for our technical staff located in Sydney Australia and project managers in Arlington Virginia. Direct cost of software development increased $157,000 or 34%, to $613,000 for the year ended December 31, 2001 from $456,000 for the year ended December 31, 2000. The increase principally resulted from an increase in salary and related costs in response to increased billable software development work.

     Direct cost of service revenue which is primarily incurred by our customer implementation and support staff in Arlington Virginia, increased $452,000, or 124%, to $816,000 for the year ended December 31, 2001 from $364,000 for the year ended December 31, 2000. The customer implementation and support function did not begin operations until August of 2000. As a result, the significant increase in 2001 reflects a full year of operation in which staff size increased from two at the end of 2000 to six my mid 2001 as the Company built its customer service and support capability.

     Research and Development expenses, which are incurred primarily by our technical staff in Sydney, Australia, increased $27,000, or 6%, to $473,000 for the year ended December 31, 2001 from $446,000 for the year ended December 31, 2000. The increase principally resulted from research and development efforts in 2001 related to gift card functionality.

     Sales and marketing expenses increased $38,000, or 2%, from $2,081,000 for the year ended December 31, 2000 to $2,119,000 for the year ended December 31, 2001.

     General and administrative expenses increased $685,000, or 34%, from $2,003,000 for the year ended December 31, 2000 to $2,688,000 for the year ended December 31, 2001. The increase principally resulted from higher estimated legal costs related to the Welcome Real-Time patent infringement lawsuit in 2001 than in 2000 and having a higher number of U.S. accounting and administrative staff in place in 2001, compared to 2000.

     General and administrative -- variable stock compensation expense/(credits) are due to the Company's 1995 and 1996 non-recourse loans to a director and employees and are a non-cash expense. In 2001, credits of ($973,000) were recorded compared to a credit of ($716,000) for the year ended December 31, 2000. The increase in the credit is attributable to the decline in our stock price during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     In November 2002, the Company received net proceeds of $925,000 from the private placement of common stock to accredited professional investors in Australia at a price of $3.75 AUD per share ($2.11 USD based on the foreign exchange rate in effect on the date of the transaction). The price equaled the fair market value of the shares on the Australian Stock Exchange (ASX) on the transaction date. In addition, one warrant share at an exercise price of $4.20 AUD ($2.57 USD) for every three (3) shares purchased were granted, and expire in November 2004. The exercise price of the warrants represented approximately a 12% premium over the fair market price of the Company's shares on the date of transaction. A placement fee of 3% of the purchase price was paid to each investor.

     In addition, the Company will receive approximately $190,000 in March or April 2003 from the private placement of common stock to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount, an independent non-executive director of the Company, due to shareholder approval having been received at the March 26, 2003 special meeting of shareholders.

     As of December 31, 2002 the Company had $1,812,000 in deferred revenue, an increase of $977,000 over December 31, 2001. Cash collections in 2002 related to deferred revenue at December 31, 2001 were $1,212,000. The deferred revenue balance as of December 31, 2002 represents amounts invoiced and received from customers, but not yet earned as revenue. $1,724,000 or 95% of this balance relates to license fees that are expected to be recognized as revenue in the first and second quarters of 2003 based on the anticipated delivery dates to customers. The remaining 5% related principally to service and software development fee amounts invoiced in advance.

     Operating activities utilized $2,316,000 of cash in 2002 compared to $3,995,000 in 2001. In 2002, net cash utilized in operating activities was $2,276,000 less than in 2001 due primarily to a lower net loss after non-cash adjustments. The largest components of working capital changes were an accounts receivable decrease of $848,000 and a decrease in accrued expenses of $476,000.

     Cash used in investing activities in 2002 totaled $110,000 and was primarily related to the updating of older computer equipment for staff in the U.S. and Australia, as well as the renewal of various computer software licenses in the U.S. and Australia. This is a $22,000 increase from the investment of $88,000 in 2001.

     Cash obtained from financing activities was $942,000 in 2002 compared to $41,000 in 2001. In 2002, cash obtained from financing was primarily due to the private placement of shares in November 2002 and cash received from executives purchases of stock through the executive stock purchase plan.

     The Company had $3,611,000 in cash and cash equivalents as of December 31, 2002 and no outstanding debt. The Company believes that its existing capital resources, combined with collected revenues, are adequate to meet its cash requirements for the next twelve months.

     As of December 31, 2002, the Company had net operating tax loss carry-forwards of $13,075,000 expiring in various amounts in 2020 and 2021 in the United States and $16,987,000 of net operating tax loss carry-forwards in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

     The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 2 of Notes to Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing circumstances. As a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

     Accounts Receivable

     The Company records an allowance against gross accounts receivable to provide for doubtful accounts. The allowance is estimated based on the age of the receivable, specific circumstances surrounding the collection of an invoice, and historical data on allowances as a percentage of aged accounts receivable balances. Actual collection on accounts may differ from the allowance the Company has estimated.

     Revenue Recognition

     The three distinct revenue streams that result from the Company's business activities are license revenue, software development revenue, and service revenue.

     License revenue is recognized in accordance with Statement of Position
(SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on the Company's part with regard to implementation, the fee is fixed and determinable, and collectibility is probable. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, based on the relative fair value of each element. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence
(VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The Company has VSOE for maintenance services. The Company generally does not provide for a right of return in its license contracts.

     Software development revenue includes integration, customization and development fees of both the customer's hardware and software and the Company's software. Software development revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts on the percentage of completion basis in accordance with SOP 97-2, Software Revenue Recognition, and SOP 81-1, Accounting for Performance of Construction-Type Contracts, based on hours incurred as a percentage of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. Had the Company adopted the completed contract method for revenue recognition on software development based projects, the revenue recorded per period could materially differ from amounts recorded under the percentage of completion method.

     Service revenue includes training, consulting, installation support, post-installation support and maintenance fees. Training, consulting, installation support and post-installation support are generally billed on a time and material basis and revenue is recognized as the service is provided. Maintenance revenues are recognized ratably over the maintenance term.

     The Company does not generally provide for right of return in its customer contracts.

     Deferred Tax Assets

     The Company records a full valuation allowance against net deferred tax assets. Based on historical operating losses, it is difficult to determine the amount or timing of future earnings, therefore, there is currently no tax benefit recorded by the Company.

     Accounting for Equity Instruments

     The Company accounts for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25").

     For all fixed stock-based awards issued to employees, we record an expense based on the intrinsic value, if any, of the awards and amortize the expense over the vesting period. Had the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," the expense recorded per period could materially differ from amounts recorded under the intrinsic value method. For variable awards issued to employees and awards issued to third parties, we record an expense based on the fair value of the award at each balance sheet date using the Black-Scholes valuation model and amortize the expense over the vesting period.

     For issuances of stock to third parties for services, we record an expense at the date of issuance based on the number of shares issued multiplied by the closing stock price of the date of issuance. For stock issued to customers, we record a sales discount in a similar manner.

     For the non-recourse loans previously issued to a director to purchase stock, we record an expense based on the number of loan shares outstanding multiplied by the closing stock price on the date of the loan. At each balance sheet date, we adjust the cumulative expense recorded to equal the number of non-recourse loan shares outstanding multiplied by the closing stock price at each balance sheet date. Any increase or decrease in the cumulative expense is recorded in the statement of operations.

LEGAL PROCEEDINGS

     Details of Legal Proceedings are included in Item 3 above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to foreign currency exchange rate risk inherent in our expenses, assets and liabilities denominated in the Australian dollar. To date, we have not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. We do not expect to employ these or other strategies to hedge the risk in the foreseeable future.

     As of December 31, 2002, and 2001 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $753,000 and $162,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $75,300 and $16,200. Net current assets subject to foreign currency risk are larger as of December 31, 2002 compared to 2001 due to larger cash balances maintained in Australia.

     We are also exposed to interest rate risk on deposits of cash, which are affected by changes in the general level of interest rates in the United States and Australia. Since we generally invest in very short-term interest bearing deposits, we do not believe we are subject to any material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

Report of Independent Auditors..............................     27
Consolidated Balance Sheet..................................     28
Consolidated Statement of Operations........................     29
Consolidated Statement of Cash Flows........................     30
Consolidated Statement of Shareholders' Equity..............     31
Notes to Consolidated Financial Statements..................     32

                         REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS
CATUITY, INC.

     We have audited the accompanying consolidated balance sheets of Catuity, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catuity, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Detroit, Michigan
February 7, 2003

                                 CATUITY, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                        DECEMBER 31
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  3,611,447    $  4,464,863
  Accounts receivable-trade, less allowance of $54,000 in
     2002, and $114,000 in 2001.............................         377,218         668,482
  Restricted cash...........................................         106,568          94,712
  Work in process...........................................           2,407         208,823
  Prepaid expenses and other................................         294,195         218,416
                                                                ------------    ------------
Total current assets........................................       4,391,835       5,655,296
Property and equipment, net.................................         200,417         215,197
                                                                ------------    ------------
Total Assets................................................    $  4,592,252    $  5,870,493
                                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $    302,714    $    271,435
  Deferred revenue..........................................       1,811,926         834,514
  Accrued compensation......................................         146,143         153,415
  Other accrued expenses....................................         168,417         620,500
  Trust liability...........................................          85,492          78,745
                                                                ------------    ------------
Total current liabilities...................................       2,514,692       1,958,609
Accrued compensation........................................          79,359          54,910
Shareholders' equity:
  Common stock -- $.001 par value; Authorized -- 100 million shares: issued and outstanding 8,530,610 in 2002 and
     8,063,338 in 2001......................................           8,531           8,064
  Preferred stock -- $0.001 par value; Authorized -- 10
     million shares.........................................              --              --
  Additional paid-in capital................................      33,131,863      32,216,113
  Shareholder loans.........................................        (757,733)       (757,733)
  Foreign currency translation adjustment...................        (322,115)       (316,280)
  Accumulated deficit.......................................     (30,062,345)    (27,293,190)
                                                                ------------    ------------
Total shareholders' equity..................................       1,998,201       3,856,974
                                                                ------------    ------------
Total Liabilities and Shareholders' Equity..................    $  4,592,252    $  5,870,493
                                                                ============    ============

                             See accompanying notes

                                 CATUITY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31
                                                   ---------------------------------------
                                                      2002          2001          2000
                                                      ----          ----          ----
REVENUES:
Software development revenue.....................  $ 1,666,890   $ 1,414,214   $   534,560
Service revenue..................................    1,258,996       593,470       216,913
License revenue..................................       45,788        12,600            --
                                                   -----------   -----------   -----------
Gross revenue....................................    2,971,674     2,020,284       751,473
Sales discount (non-cash)........................           --      (403,899)           --
                                                   -----------   -----------   -----------
Net revenue......................................    2,971,674     1,616,385       751,473
Direct cost of revenue:
Software development revenue.....................      981,329       613,092       456,388
Service revenue..................................    1,105,207       815,894       363,474
                                                   -----------   -----------   -----------
Total direct cost of revenue.....................    2,086,536     1,428,986       819,862
Gross margin.....................................      885,138       187,399       (68,389)
Operating costs and expenses:
Research and development.........................      539,282       472,667       446,067
Sales and marketing..............................    1,758,245     2,119,502     2,081,288
General and administrative.......................    1,470,324     2,687,628     2,003,408
General and admin. -- variable stock
  compensation...................................      (53,363)     (973,350)     (716,192)
                                                   -----------   -----------   -----------
Total operating expenses.........................    3,714,488     4,306,447     3,814,571
                                                   -----------   -----------   -----------
Operating loss...................................   (2,829,350)   (4,119,048)   (3,882,960)

OTHER INCOME/(EXPENSE):
Interest income..................................       60,195       243,846       246,200
Interest expense -- related party................           --            --       (47,145)
                                                   -----------   -----------   -----------
Total other income...............................       60,195       243,846       199,055
                                                   -----------   -----------   -----------
Loss before extraordinary item...................   (2,769,155)   (3,875,202)   (3,683,905)
Extraordinary loss on early extinguishment of
  debt...........................................           --            --      (127,446)
                                                   -----------   -----------   -----------
Net loss.........................................  $(2,769,155)  $(3,875,202)  $(3,811,351)
                                                   ===========   ===========   ===========
Loss per share before extraordinary item -- basic
  & diluted......................................  $     (0.34)  $     (0.49)  $     (0.52)
Loss per share on extraordinary item -- basic &
  diluted........................................           --            --         (0.02)
                                                   -----------   -----------   -----------
Net loss per share -- basic & diluted............  $     (0.34)  $     (0.49)  $     (0.54)
                                                   ===========   ===========   ===========
Weighted average shares outstanding -- basic &
  diluted........................................    8,123,357     7,935,137     7,020,534
                                                   ===========   ===========   ===========

                             See accompanying notes

                                 CATUITY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           YEAR ENDED DECEMBER 31
                                                   ---------------------------------------
                                                      2002          2001          2000
                                                      ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.........................................  $(2,769,155)  $(3,875,202)  $(3,811,351)
Adjustments used to reconcile net loss to net
  cash used in operating activities:
  Stock based compensation.......................      (53,363)     (973,350)     (716,192)
  Depreciation and amortization..................      125,273       110,096       117,525
  Non cash sales discount........................           --       403,899            --
  Non cash services..............................       27,751       117,797            --
  Extraordinary loss on early extinguishment of
     debt........................................           --            --       127,446
Changes in assets and liabilities:
  Accounts receivable............................      291,264      (556,784)      317,461
  Accounts payable...............................       31,279      (107,548)     (181,923)
  Deferred revenue...............................      977,412       767,514        67,000
  Accrued expenses and other liabilities.........     (428,159)       47,556       281,280
  Other assets...................................      118,781        70,671      (298,475)
                                                   -----------   -----------   -----------
Net cash used in operating activities............   (1,678,917)   (3,995,351)   (4,097,229)
                                                   -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............     (110,493)      (88,461)     (112,319)
                                                   -----------   -----------   -----------
Net cash used in investing activities............     (110,493)      (88,461)     (112,319)
                                                   -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net of expenses......      941,829        41,045     8,193,904
  Net proceeds from sale of option...............           --            --       924,805
  Payments on borrowings from related parties....           --            --      (854,230)
  Fees paid for early extinguishment of debt.....           --            --      (127,446)
                                                   -----------   -----------   -----------
Net cash provided by financing activities........      941,829        41,045     8,137,033
Foreign exchange effect on cash..................       (5,835)      (51,213)     (638,399)
                                                   -----------   -----------   -----------
Net increase/(decrease) in cash and cash
  equivalents....................................     (853,416)   (4,093,980)    3,289,086
Cash and cash equivalents, beginning of period...    4,464,863     8,558,843     5,269,757
                                                   -----------   -----------   -----------
Cash and cash equivalents, end of period.........  $ 3,611,447   $ 4,464,863   $ 8,558,843
                                                   ===========   ===========   ===========
Supplemental disclosure of cash flow information:
  Taxes paid.....................................  $        --   $        --   $        --
                                                   ===========   ===========   ===========
  Interest paid..................................  $        --   $        --   $    47,145
                                                   ===========   ===========   ===========

                             See accompanying notes

                                 CATUITY, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                    COMMON STOCK      ADDITIONAL                    FOREIGN                        TOTAL
                                 ------------------     PAID IN     SHAREHOLDER    CURRENCY     ACCUMULATED    SHAREHOLDERS'
                                  SHARES     AMOUNT     CAPITAL        LOANS      TRANSLATION     DEFICIT         EQUITY
                                  ------     ------   ----------    -----------   -----------   -----------    -------------
Balances at January 1, 2000...   6,729,269   $6,729   $24,197,799    $(757,733)    $ 401,073    $(19,606,637)   $ 4,241,231
  Issuance of common stock....     713,636     714      6,289,812                                                 6,290,526
  Exercise of options.........     426,714     427      1,902,952                                                 1,903,379
  Sale of option right........                            952,545                                                   952,545
  Stock based compensation....                           (716,192)                                                 (716,192)
Net loss......................                                                                    (3,811,351)    (3,811,351)
Foreign currency
  translation.................                                                      (666,140)                      (666,140)
                                                                                                                -----------
  Comprehensive loss..........                                                                                   (4,477,491)
                                 ---------   ------   -----------    ---------     ---------    ------------    -----------
Balances at December 31,
  2000........................   7,869,619   7,870     32,626,916     (757,733)     (265,067)    (23,417,988)     8,193,998
  Issuance of common stock....     165,719     166        480,530                                                   480,696
  Exercise of options.........      28,000      28         41,017                                                    41,045
  Sale of option right........                             41,000                                                    41,000
  Stock based compensation....                           (973,350)                                                 (973,350)
Net loss......................                                                                    (3,875,202)    (3,875,202)
Foreign currency
  translation.................                                                       (51,213)                       (51,213)
                                                                                                                -----------
  Comprehensive loss..........                                                                                   (3,926,415)
                                 ---------   ------   -----------    ---------     ---------    ------------    -----------
Balances at December 31,
  2001........................   8,063,338   8,064     32,216,113     (757,733)     (316,280)    (27,293,190)     3,856,974
  Issuance of common stock....     466,272     466        958,873                                                   959,339
  Exercise of options.........       1,000       1          1,690                                                     1,691
  Sale of option right........                              8,550                                                     8,550
  Stock based compensation....                            (53,363)                                                  (53,363)
Net loss......................                                                                    (2,769,155)    (2,769,155)
Foreign currency
  translation.................                                                        (5,835)                        (5,835)
                                                                                                                -----------
  Comprehensive loss..........                                                                                   (2,774,990)
                                 ---------   ------   -----------    ---------     ---------    ------------    -----------
Balances at December 31,
  2002........................   8,530,610   $8,531   $33,131,863    $(757,733)    $(322,115)   $(30,062,345)   $ 1,998,201
                                 =========   ======   ===========    =========     =========    ============    ===========

                             See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

     Catuity, Inc. and subsidiaries (the "Company") designs, develops, operates and markets multi-program systems that provide loyalty and incentive marketing solutions. The Company's principal customers are retailers, card issuing banks and processors for consumer purchases in stores as well as over the Internet. These solutions are intended to increase customer retention, increase the customer base and reduce costs for merchants. The Company provides full program services and network system software that directly connect the seller and the buyer across all purchasing channels, irrespective of payment method.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

    Principles of Consolidation

     The accompanying financial statements include the consolidation of the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

    Revenue Recognition

     The three distinct revenue streams that result from the Company's business activities are license revenue, software development revenue, and service revenue.

          License Revenue: License revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on the Company's part with regard to implementation, the fee is fixed and determinable, and collectibility is probable. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, based on the relative fair value of each element. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The Company has VSOE for maintenance services. The Company does not generally provide for a right of return in its license contracts.

          Software Development Revenue: Software development revenue includes integration, customization and development fees of both the customer's hardware and software and the Company's software. Software development revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts on the percentage of completion basis in accordance with SOP 97-2, Software Revenue Recognition, and SOP 81-1, Accounting for Performance of Construction-Type Contracts, based on hours incurred as a percentage of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as unbilled revenue until revenue recognition criteria are met. The Company generally does not provide for a right of return in its software development contracts.

          Service Revenue: Service revenue includes training, consulting, installation support, post-installation support and maintenance fees. Training, consulting, installation support and post-installation support are generally billed on a time and material basis and revenue is recognized as the service is provided. Maintenance revenues are recognized ratably over the maintenance term. Payments for service revenues are generally not refundable.

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

ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The credit risk associated with trade receivables is limited due to the size and creditworthiness of the Company's customers. The Company generally does not require collateral for its trade receivables. The Company generated 80% of net revenue from one U.S. customer in 2002. The loss of that customer would have a material effect on the Company's operations.

     The Company records an allowance against gross accounts receivable to provide for doubtful accounts. The allowance is estimated based on the age of the receivable, specific circumstances surrounding the collection of an invoice, historical data on allowances as a percentage of aged accounts receivables. Actual collection on accounts may differ from the allowance the Company has estimated.

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

     The Company accounts for foreign currency exchange gains or losses on inter-company transactions in accordance with SFAS No. 52, "Foreign Currency Translation". Transactions occurring between the Company's U.S. office and the Australian office are considered to be of a long-term investment nature as settlement is not anticipated in the foreseeable future. Inter-company balances are eliminated and do not appear on the consolidated financial statements of the Company. Any gain or loss on the inter-company balance caused by foreign currency translation adjustments is shown in the equity section of the balance sheet and is not included in determining net profit/(loss).

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

     Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reported as follows:

                                                  YEAR ENDED DECEMBER 31
                                         -----------------------------------------
                                            2002           2001           2000
                                            ----           ----           ----
Net Loss as Reported.................    $(2,769,155)   $(3,875,202)   $(3,811,351)
                                         ===========    ===========    ===========
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards.........................        700,604        779,530      1,648,733
                                         -----------    -----------    -----------
Pro forma net loss...................    $(3,469,759)   $(4,654,732)   $(5,460,084)
                                         ===========    ===========    ===========
Earnings per share: basic &
  diluted -- as reported.............    $     (0.34)   $     (0.49)   $     (0.54)
                                         ===========    ===========    ===========
Pro forma basic & diluted loss per
  share..............................    $     (0.43)   $     (0.59)   $     (0.78)
                                         ===========    ===========    ===========

     For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2002, 2001, and 2000 grants:

                                                               DECEMBER 31
                                                         -----------------------
                                                         2002     2001     2000
                                                         ----     ----     ----
Risk Free Interest Rate..............................     3.00%    5.00%    6.00%
Expected Dividend Yield..............................       --       --       --
Expected Lives (years)...............................     1.27     2.23     4.95
Expected Volatility..................................    0.773    0.789    0.917

     For all fixed awards issued to employees, the Company records an expense based on the intrinsic value at the date of grant and amortizes it over the vesting period. For variable awards issued to employees or non-employees, the Company records an expense based on the fair value of the options at each balance sheet date.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) was issued in July 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaced Statement of Financial Accounting Standards No. 121 on the same topic and established an accounting model for the impairment of long-lived assets. The Company adopted this statement on January 1, 2002, and the adoption did not have any effect on its consolidated statement of operations, financial position or cash flows.

     Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (SFAS No. 148) was issued in December 2002 amending SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation, however, it does not require a change to a fair value approach. It also requires disclosure in the summary of significant accounting policies of the effects of the Company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the disclosure provisions of this interpretation for the year ended December 31, 2002. The adoption of this statement did not have any effect on the Company's consolidated statement of operations, financial position or cash flows.

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                                             DECEMBER 31
                                                        ----------------------
                                                          2002         2001
                                                          ----         ----
Computer equipment..................................    $ 532,800    $ 435,368
Leasehold improvements..............................       50,635       45,840
Office furniture and equipment......................      122,707      114,441
                                                        ---------    ---------
                                                        $ 706,142    $ 595,649
Less accumulated depreciation.......................     (505,725)    (380,452)
                                                        ---------    ---------
                                                        $ 200,417    $ 215,197
                                                        =========    =========

NOTE 4. COMMITMENTS AND CONTINGENCIES

     Lease Commitments -- The Company has commitments under non-cancelable office leases of $144,000 at December 31, 2002.

     Total rent expense on all office leases was $220,000, $176,000, and $91,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

CONTINGENCIES

GRANTS

     While the Company received no grants in 2002 or 2001, research & development and export market development grants were received in Australia in 2000. The grants were recognized using contract accounting when the underlying performance objective was attained or services were provided. The revenue was offset against the expenses to which it related.

     Under the terms of a Grant Agreement with the Commonwealth of Australia, the Company was required to meet certain obligations with regard to the development and commercialization of a Multi Card Acceptance Device. In the event that those obligations were not met, the Company would have been required to repay all or part of the grant monies received. As of December 31, 2002, the Company had no liability for the repayment of grant monies received.

NOTE 5. SHAREHOLDERS' EQUITY

LIMITED RECOURSE LOANS

     In 1995 and 1996, the Company issued non-recourse loans to an Australian director in the amount of approximately $975,000 AUD ($729,000 USD at the exchange rates in effect on the dates of the transactions in 1995 and 1996) for the purpose of purchasing approximately 276,000 shares of the Company's stock. The loan amount is denominated and repayable in Australian dollars. The loan amount has remained unchanged since 1999 when $75,000 AUD of the loan for 25,000 shares was repaid ($48,000 USD at the exchange rate in effect on the date of the transaction ). The loans have been offset against shareholders' equity. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the sale of the shares. As a result, the recoverability of the loan is dependent upon the value of the shares. The loans do not have a specified repayment date and were provided interest-free. Consequently, the awards have been treated as a variable award and variable accounting has been adopted. The Company has recorded a credit related to these awards based on the change in the price of common stock from the date of the award to the respective balance sheet dates. The credit was $53,363, $973,350 and $716,192 for the years ended December 31, 2002, 2001 and 2000, respectively.

EMPLOYEE STOCK OPTION PLAN

     The Board of Directors approved the establishment of an Employee Stock Option Plan ("Plan") on December 6, 1999. Under the Plan the Company grants stock options at an exercise price that may be determined by the Board of Directors at the time of issuance, but is generally at the closing price of the stock on the date of the grant or the average closing price of the stock for the 30 calendar days preceding the grant date, whichever is higher. Option vesting schedules are determined by the Board of Directors at the time of issuance, but are generally over three to five years from the date of the grant. Employees must exercise the options within two to six months of terminating their employment with the Company or the options lapse.

DIRECTOR STOCK OPTION PLAN

     On October 24, 2000 the members of the Board of Directors, who are employees of the Company, approved the establishment of a Director Stock Option Plan ("Plan") effective October 1, 2000 for outside Directors. The Plan is designed to provide a portion of the outside Director's compensation through stock options. Under the Plan, outside Directors receive 10,000 non-qualified option shares on the date they join the Board or on the date the plan became effective, in the case of existing outside Directors. In addition, each outside Director receives 5,000 non-qualified option shares on the last business day in September of each succeeding year for as long as the Director remains on the Board. The option issue price will be the closing price on the grant date, or the closing price on the last trading day preceding the grant date in the event the grant date falls on a weekend or holiday. The options vest on the date of grant and expire after eight years, or six months after the Director ceases to be a member of the Board, whichever occurs first. The Plan is limited so that no more than 100,000 option shares may be outstanding at any one time.

OPTIONS ISSUED TO THIRD PARTIES

     The Company granted options to purchase shares of common stock to third parties during the period January 1, 2000 to December 31, 2002 primarily for services provided to the Company. The Company valued these options using the Black-Scholes option-pricing model. Expense relating to these options amounted to $8,550, $41,000 and $30,000 for the three years ended December 31, 2002, 2001, and 2000 respectively. The expense was charged to operations in the year they were granted as they vested immediately.

SUMMARY OF STOCK OPTIONS/WARRANTS

     The following is a summary of stock and warrant activity:

                                                                         WEIGHTED
                                                    NUMBER OF            AVERAGE
                                                 OPTION & WARRANT     EXERCISE PRICE
                                                      SHARES            PER SHARE
                                                 ----------------     --------------
  Outstanding at January 1, 2000.............         821,623             $5.96
  Granted....................................         736,000             $8.25
  Cancelled/lapsed...........................         (56,750)             5.10
  Exercised..................................        (426,714)             4.46
                                                    ---------             -----
  Outstanding at December 31, 2000...........       1,074,159             $7.76
  Granted....................................         353,550             $4.26
  Cancelled/lapsed...........................        (247,309)             5.11
  Exercised..................................         (28,000)             1.47
                                                    ---------             -----
  Outstanding at December 31, 2001...........       1,152,400             $6.90
  Granted....................................         306,097             $2.71
  Cancelled/lapsed...........................        (233,450)             5.27
  Exercised..................................          (1,000)             1.69
                                                    ---------             -----
  Outstanding at December 31, 2002...........       1,224,047             $6.35
                                                    =========             =====

     The weighted average fair value of options/warrants granted during the three years ended December 31, 2002, 2001 and 2000 were $1.14, $2.69 and $4.78, respectively.

     The following is additional information relating to options outstanding as of December 31, 2002:

                                        OPTIONS OUTSTANDING
                                ------------------------------------     OPTIONS EXERCISABLE
                                                          WEIGHTED      ---------------------
                                             WEIGHTED      AVERAGE                   WEIGHTED
                                             AVERAGE     CONTRACTUAL                 AVERAGE
          EXERCISE              NUMBER OF    EXERCISE       LIFE        NUMBER OF    EXERCISE
        PRICE RANGE              SHARES       PRICE        (YEARS)       SHARES       PRICE
        -----------             ---------    --------    -----------    ---------    --------
$2.07 - $ 4.11..............     336,197      $2.81         2.80         223,722      $2.61
$4.38 - $ 4.55..............     161,350      $4.45         5.31         119,800      $4.43
$5.37 - $ 7.68..............     295,500      $6.92         4.20         215,500      $6.84
$8.96 - $10.88..............     431,000      $9.43         5.40         335,000      $9.41

     The dilutive effect of stock options has not been included in the loss per share calculation, as the effect would be anti-dilutive.

COMMON STOCK

     On November 20, 2002 the members of the Board of Directors approved the establishment of an Executive Stock Purchase Plan ("Plan") for executives of the Company. Under the plan executive employees may elect to purchase shares of the Company's common stock at the closing price of the stock on the last trading day of each month beginning in December 2002. The maximum number of shares that may be purchased under the plan is 25,000 shares.

     On January 21, 2003 the members of the Board of Directors adopted the Catuity, Inc. 2003 Executive Director Stock Purchase Plan ("Plan") to become effective upon approval by the Company's shareholders at a March 2003 special meeting of shareholders. Under the Plan executive directors may elect to purchase shares of the Company's common stock at the closing price of the stock on the last trading day of each month. The plan automatically terminates on the date all shares approved under the Plan have been purchased unless terminated earlier by the Board of Directors. The maximum number of shares that may be purchased under the plan is 100,000 shares.

     On May 1, 2001 the Company entered into an agreement with Greenstone Partners Inc. whereby the Company agreed to issue shares of common stock, and options to purchase shares of common stock, in exchange for Greenstone's investor relations services. Under the terms of the agreement, Greenstone received a total of 30,000 shares of the Company's common stock, vesting at the rate of 3,000 shares per month and the option to purchase 25,000 shares of the Company's common stock at $4.00 per share between August 1, 2001 and May 1, 2004 unless the agreement was terminated prior to its completion In addition, Greenstone could earn up to 120,000 additional options if certain performance based objectives were achieved between May 1, 2001 and May 1, 2003. On February 15, 2002, the agreement with Greenstone Partners Inc. was terminated by the Company. As a result of the termination, none of the performance-based options were earned.

     In 2001 the Company entered into a licensing and services agreement with Visa USA Inc. that included the Company granting Visa 141,719 unregistered shares of the Company's common stock. The stock grant was recorded as a non-cash sales discount of $404,000 in the 2001 statement of operations.

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

PRIVATE PLACEMENT

     In November 2002, the Company received net proceeds of $925,000 from the private placement of common stock to accredited professional investors in Australia at a price of $3.75 AUD per share ($2.11 USD based on the foreign exchange rate in effect on the date of the transaction). The price equaled the fair market value of the shares on the Australian Stock Exchange (ASX) on the transaction date. In addition, one warrant share at an exercise price of $4.20 AUD ($2.57 USD) for every three (3) shares purchased were granted, and expire in November 2004. The exercise price of the warrants represented approximately a 12% premium over the fair market price of the Company's shares on the date of transaction. A placement fee of 3% of the purchase price was paid to each investor. Net proceeds from the placement were $925,000.

     In addition, the Company expects to receive approximately $190,000 in March or April 2003 from the private placement of common stock to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount, an independent non-executive director of the Company. Pursuant to Australian Stock Exchange rules, Boom's subscription for 90,000 common shares was subject to shareholder approval, which was received at a special meeting of shareholders on March 26, 2003.

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

NOTE 6. INCOME TAXES

     The components of profit/(loss) before income taxes and extraordinary items consisted of the following:

                                                  YEAR ENDED DECEMBER 31
                                         -----------------------------------------
                                            2002           2001           2000
                                            ----           ----           ----
Domestic.............................    $(3,904,994)   $(4,904,115)   $(3,440,602)
Foreign..............................      1,135,839      1,028,913       (243,303)
                                         -----------    -----------    -----------
Loss before income taxes and
  extraordinary item.................    $(2,769,155)   $(3,875,202)   $(3,683,905)
                                         ===========    ===========    ===========

     There has been no provision for income taxes for any period as the Company has incurred operating losses and provided a full valuation allowance against the tax benefit of those operating losses in the United States. The Company has utilized net operating loss carryforwards to offset operating earnings in Australia. The provision for income taxes at statutory rates is reconciled to the reported provision for income taxes as follows:

                                                   YEAR ENDED DECEMBER 31
                                          ----------------------------------------
                                             2002          2001           2000
                                             ----          ----           ----
Income taxes at statutory tax rate....    $ (941,513)   $(1,338,147)   $(1,254,961)
Stock compensation....................       (18,143)      (330,939)      (243,505)
R&D grant 25% deduction...............            --             --        (97,405)
Grant revenue.........................            --             --       (101,660)
Utilization of operating loss
  carryforward........................      (340,752)      (308,674)            --
Valuation allowance...................     1,206,029      1,713,647      1,697,531
Other.................................        94,378        264,113             --
                                          ----------    -----------    -----------
Provision for income taxes............    $       --    $        --    $        --
                                          ==========    ===========    ===========

     The statutory tax rate was 34% for the years ended December 31, 2002, 2001 and 2000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            DECEMBER 31
                                                    ---------------------------
                                                        2002           2001
                                                        ----           ----
Deferred tax assets:
Net operating loss carry-forwards...............    $  9,541,600    $ 8,554,700
Other...........................................         705,113        485,984
                                                    ------------    -----------
Total deferred tax assets.......................      10,246,713      9,040,684
Valuation allowance.............................     (10,246,713)    (9,040,684)
                                                    ------------    -----------
Total net deferred tax assets...................    $         --    $        --
                                                    ============    ===========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully reserved by a valuation allowance.

     As of December 31, 2002, the Company had operating loss carry-forwards of $13,075,000 expiring in various amounts in 2020 and 2021 in the United States and $16,987,000 in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997. The limitation may result in the expiration of net operating losses before utilization.

NOTE 7. DEFINED CONTRIBUTION PLAN

     On behalf of its Australian employees, the Company contributes a government mandated percentage of each employees' gross salary to a defined contribution plan. The prescribed charge percentage was 9% for the year ended December 31, 2002 and 8% for the two years ended December 31, 2001 and 2000. The Company's contributions were $115,001, $79,692, and $78,019 for the three years ended December 31, 2002, 2001 and 2000 respectively.

     There is a 401-K plan available for employees in the U.S. The Company has not made matching contributions to the 401-K plan to date.

NOTE 8. RESTRICTED CASH

     The Company was and continues to be the trustee of a bank account related to the use of its Transcard software product that was discontinued in August 2001. When consumers transferred funds to their cards, the funds were deposited into this trust account. The funds were debited from the account electronically and paid to merchants when transaction information relating to cardholder usage was downloaded from merchants through a central host processing system. The Company is not entitled to the funds other than in specified circumstances such as when cards are inactive or expired. Consequently, an amount corresponding to the trust account balance is recorded as a current liability. The trust account had an ending balance of $88,778, and $78,745, at December 31, 2002 and 2001, respectively.

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

     In addition, the Company had restricted cash of $17,790, and $15,967 as of December 31, 2002 and 2001, respectively, related to an amount held as security for an operating lease.

NOTE 9. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

     As of December 31, 2002, the Company is organized and operates in one business segment, providing loyalty software for retailers and card issuing banks in North America. Two U.S. customers represented 80% and 16% of net revenue for the year ended December 31, 2002. One U.S. customer represented 70% of net revenue for the year ended December 31, 2001. Two U.S. customers represented 72% and 10% of net revenue for the year ended December 31, 2000.

     The following table shows net revenues and long-lived assets by geographic area.

                                        2002                        2001                       2000
                              ------------------------    ------------------------    ----------------------
                              LONG-LIVED       NET        LONG-LIVED       NET        LONG-LIVED      NET
                                ASSETS       REVENUES       ASSETS       REVENUES       ASSETS      REVENUES
                              ----------     --------     ----------     --------     ----------    --------
U.S. .....................     $ 98,402     $2,971,674     $112,004     $1,546,748     $ 90,883     $626,417
Australia.................      102,015             --      103,193         69,637      145,949      125,056
                               --------     ----------     --------     ----------     --------     --------
     Total................     $200,417     $2,971,674     $215,197     $1,616,385     $236,832     $751,473
                               ========     ==========     ========     ==========     ========     ========

NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                THREE MONTHS ENDED
                                              -------------------------------------------------------
                                              MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                2002          2002            2002           2002
                                              --------     -----------    ------------    -----------
Net revenues..............................    $ 976,126    $   917,637     $ 550,487      $  527,424
Total direct cost of revenue..............      685,379        644,311       386,520         370,326
                                              ---------    -----------     ---------      ----------
Gross Margin..............................      290,747        273,326       163,967         157,098
Total operating expenses(1)...............      661,343      1,276,995       927,720         848,430
                                              ---------    -----------     ---------      ----------
Operating loss............................     (370,596)    (1,003,669)     (763,753)       (691,332)
Total other income........................       15,128         16,356        13,048          15,663
                                              ---------    -----------     ---------      ----------
Net loss..................................    $(355,468)   $  (987,313)    $(750,705)     $ (675,669)
                                              =========    ===========     =========      ==========
Net loss per share -- basic & diluted.....    $   (0.04)   $     (0.12)    $   (0.09)     $    (0.09)
                                              =========    ===========     =========      ==========

                                              MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                2001          2001            2001           2001
                                              ---------    -----------    ------------    -----------
Gross revenues............................    $ 145,225    $   176,706     $  490,200     $1,208,153
Sales discounts...........................           --             --             --       (403,899)
                                              ---------    -----------     ----------     ----------
Net revenues..............................      145,225        176,706        490,200        804,254
Total direct cost of revenue..............      102,720        124,988        346,728        854,550
                                              ---------    -----------     ----------     ----------
Gross Margin..............................       42,505         51,718        143,472        (50,296)
Total operating costs and expenses(2).....      648,456      2,256,875      1,028,178        372,938
                                              ---------    -----------     ----------     ----------
Operating Loss............................     (605,951)    (2,205,157)      (884,706)      (423,234)
Total other income........................      105,172         75,110         52,385         11,179
                                              ---------    -----------     ----------     ----------
Net loss..................................    $(500,779)   $(2,130,047)    $ (832,321)    $ (412,055)
                                              =========    ===========     ==========     ==========
Net loss per share -- basic & diluted.....    $   (0.06)   $     (0.27)    $    (0.11)    $    (0.05)
                                              =========    ===========     ==========     ==========

-------------------------

(1) Includes non-cash variable stock compensation expense/(credit) of ($63,019), $184,847, ($167,754), and ($7,437) in the three month periods ended March 31, June 30, September 30, and December 31, 2002, respectively.

(2) Includes non-cash variable stock compensation expense/(credit) of ($836,272), $340,374, ($305,874), and ($171,578) in the three month periods ended March 31, June 30, September 30, and December 31, 2001, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth our executive officers and directors, and their ages as of February 28, 2002.

NAME                                   AGE                        POSITION(S)
----                                   ---                        -----------
David L. Mac. Smith..................  52    Director and Chairman(2)
Michael V. Howe......................  54    Director, President and Chief Executive Officer(2)
Alexander S. Dawson..................  59    Director(1),(2)
Duncan P.F. Mount....................  55    Director(1)
Alan L. Gilman.......................  59    Director(1),(2)
Robert C. Robins.....................  61    Director
John H. Lowry III....................  55    Vice President, Chief Financial Officer, Treasurer
                                             and Secretary
Douglas G. Kilgour...................  50    Vice President -- Sales and Marketing
Jonathan R.E. Adams..................  40    Vice President -- Corporate Development
Benjamin A. Garton...................  36    Vice President -- Development and Implementation

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

     John H. Lowry III has served as our Vice President and Chief Financial Officer since May 2000 and since July 2000, has also served as Secretary and Treasurer. From August 1992 to January 2000, he was Vice President Finance for Kelly Services, a Michigan based publicly held staffing services company, responsible for all financial activities for operations of over 500 staffing offices in 190 cities with annual sales exceeding $800 million. From August 1982 to July 1992 he was Corporate Controller and Senior Financial Officer for Crain Communications, a magazine publishing company in Michigan. Prior to this he was a Senior Manager at Arthur Andersen. He holds a Masters degree in Business Administration and a Bachelor of Engineering degree from the University of Michigan.

     Douglas G. Kilgour joined Catuity, Inc. March 4, 2002 as our Vice President, Sales and Marketing. From May 2001 until joining Catuity, Mr. Kilgour was the Vice President, Financial Services Markets for Xdrive Technologies, the leader in enterprise software solutions for information management via the Internet. He was also founder of Smart Card Retail Systems, a pioneer in chip-based gift card programs for shopping malls, and its predecessor ExtraValueNetwork, Inc. where he served as the VP Sales and Marketing from January 1995 until joining Xdrive. Additionally, he has senior sales and marketing experience in both Canada and the U.S. and has been a principal in ground breaking Internet, telecommunications and media firms. He holds a Bachelor of Arts degree from McMaster University in Hamilton, Ontario.

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

     Effective February 26, 2001, the board of directors established a compensation committee. The compensation committee is responsible for establishing the compensation levels for our executive officers. Members of the committee who are also executive officers do not participate in discussions or decisions about their own compensation level or changes in it. In recommending and determining compensation, the committee takes into consideration the compensation practices of companies in the markets that the Company competes for executive talent.. Incentives in the form of stock options are generally offered.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the section entitled "Director Compensation" and the section entitled "Summary Compensation Table" of the registrant's 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section entitled "Ownership of Securities" of the registrant's 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the registrant's 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Except as otherwise discussed herein, subsequent to the date of evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the Annual Report on Form 10-K:

     1. All Financial Statements: The consolidated financial statements are filed as part of this report under Item 8 -- "Financial Statements and Supplementary Data."

     2. Financial Statement Schedules:

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS CATUITY, INC.

COLUMN A                                  COLUMN B      COLUMN C       COLUMN D             COLUMN E
----------------------------------------------------------------     -------------         -----------
                                                       ADDITIONS
                                         BALANCE AT    CHARGED TO                            BALANCE
                                         BEGINNING     COSTS AND     DEDUCTIONS --           AT END
DESCRIPTION                              OF PERIOD      EXPENSES       DESCRIBE             OF PERIOD
-----------                              ----------    ----------    -------------          ---------
Year Ended December 31, 2002
  Valuation allowance for trade
     receivable......................    $  113,550    $       --      $ (59,523)(1)       $    54,027
  Valuation allowance for deferred
     tax assets......................     9,040,684     1,206,029                           10,246,713
Year Ended December 31, 2001
  Valuation allowance for trade
     receivable......................    $   44,421    $  113,550      $ (44,421)(2)       $   113,550
  Valuation allowance for deferred
     tax assets......................     7,327,037     1,713,647                            9,040,684
Year Ended December 31, 2000
  Valuation allowance for trade
     receivable......................    $  157,704    $   44,421      $(157,704)(2)       $    44,421
  Valuation allowance for deferred
     tax assets......................     5,629,506     1,697,531                            7,327,037

-------------------------
(1) reduction in valuation allowance estimate

(2) Uncollectible accounts written off

     All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial statements and notes thereto in Item 8 above.

3. EXHIBITS

     (a) The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Catuity shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3(a)      Registrant's Certificate of Incorporation, which appears as
           Exhibit 3.3 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
 3(b)      Registrant's Certificate of Amendment to the Certificate of
           Incorporation, which appears as Exhibit 3.4 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.
 3(c)      Registrant's By-Laws, which appears as Exhibit 3.5 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
 3(d)      Certificate of Registration of Card Technologies Australia
           Limited, which appears as Exhibit 3.1 to Registrant's Form
           10-12G filed March 21, 2000, which is incorporated herein by reference.
 3(e)      Certificate of Registration on change of name from Card
           Technologies Australia Limited to Chip Application
           Technologies Limited, which appears as Exhibit 3.2 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
 3(f)      Bylaws of Catuity, Inc. (formerly Novatec Inc.) as amended
           June 25, 2001, which appears as Exhibit 3(ii) to
           Registrant's Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.
10(a)      Registrant's 2000 Director Stock Option Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 filed December 20,
           2000, which is incorporated herein by reference.*
10(b)      Employment agreement of Michael V. Howe, which appears as
           Exhibit 10.3 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.*
10(c)      Services agreement of Jonathan Adams, which appears as
           Exhibit 10.8 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.*
10(d)      Employment agreement of John H. Lowry III, which appears as
           Exhibit 10.10 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.*
10(e)      Employment agreement of Robert Kosnik, which appears as
           Exhibit 10.26 to Registrant's Form 10-12G filed August 11,
           2000, which is incorporated herein by reference.*
10(f)      Put and Call Option Deed of A.S. Dawson in Respect of Shares
           of Chip Application Technologies Limited, which appears as
           Exhibit 10.1 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.*
10(g)      Share Option Deed of A.S. Dawson in Respect of Shares of
           NovaTec Inc.,which appears as Exhibit 10.2 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.*
10(h)      Lease for premises located at 68-72 Wentworth Avenue Surry
           Hills, New South Wales, Australia, which appears as Exhibit
           10.11 to Registrant's Form 10-12G filed March 21, 2000,
           which is incorporated herein by reference.
10(i)      Lease for premises located at 2711 East Jefferson Avenue,
           Detroit, Michigan, which appears as Exhibit 10.12 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10(j)      Research and Development Start Grant for Chip Application
           Technologies Limited, which appears as Exhibit 10.13 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
10(k)      Smart Loyalty Technical Work Group Agreement between Visa
           U.S.A. and Chip Application Technologies limited, which
           appears as Exhibit 10.14 to Registrant's Form 10-12G filed
           March 21, 2000, which is incorporated herein by reference.
10(l)      Partner Program Loyalty Services Agreement between Visa
           International Service Association and Chip Application,
           Technologies Limited, which appears as Exhibit 10.15 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
10(m)      Loan Repayment and Option Agreement among Chip Application
           Technologies Limited, Health Group Australia Pty Limited and
           Industrial Superannuation Administration Services Limited,
           which appears as Exhibit 10.23 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by
           reference.
10(n)      Form of Indemnification Agreement, which appears as Exhibit
           10.24 to Registrant's Form 10-12G filed March 21, 2000,
           which is incorporated herein by reference.
10(o)      Form of Stock option Plan and Form of Stock Option Agreement under Plan, which appears as Exhibit 10.25 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.*
10(p)      Catuity, Inc. 2000 Director Stock Option Plan as approved by the Shareholders of Catuity, Inc. on May 23, 2001, which
           appears as Exhibit 10.2(bb) to Registrant's Form 10-Q for
           the quarter ended June 30, 2001, which is incorporated
           herein by reference.*
10(q)      Executive Services Agreement between Catuity, Inc. and David
           Machattie Smith dated June 1, 2001 and Executed September
           10, 2001, which appears as Exhibit 10.2(cc) to Registrant's
           Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference.*
10(r)      Employment agreement between Benjamin Garton and Catuity,
           Inc., signed December 6, 2001, which appears as Exhibit
           10(r) to Registrant's Form 10-K for the year ended December
           31, 2001, which is incorporated herein by reference.*
10(s)      Amendment to Stock Option Plan, as approved by the
           Shareholders of Catuity, Inc. on May 24, 2001, which appears as Exhibit 10(r) to Registrant's Form 10-K for the year
           ended December 31, 2001, which is incorporated herein by
           reference.*
10(t)      Consulting agreement between Visa U.S.A and Catuity, Inc., signed November 17, 2000, which appears as Exhibit 10(r) to
           Registrant's Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.
10(u)      Catuity, Inc. 2002 Executive Stock Purchase Plan, which
           appears as Exhibit 4.1 to Registrant's Form S-8 filed
           December 6, 2002, which is incorporated here in by
           reference.*
21         Subsidiaries of Registrant as of March 11, 2003
23.1       Consent of Independent Auditors
24         Powers of Attorney Contained on Page 41 of this Annual
           Report on Form 10-K and incorporated herein by reference.
99.1       Audit Committee Charter, which appears as Exhibit
           Registrants 99.1 to Registrant's Form 10-Q filed November
           14, 2000, which is incorporated herein by reference.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
99.2       Catuity, Inc. Audit Committee charter as amended October 22,
           2001, which appears as exhibit 99.2 to Registrant's Form
           10-Q for the quarter ended September 30, 2001, which is
           incorporated herein by reference
99.3       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael V. Howe
99.4       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John H. Lowry III

-------------------------

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

b) Reports on Form 8-K

     The following reports were filed on Form 8-K during the twelve month period ended December 31, 2002:

ITEM REPORTED                                               FINANCIAL STATEMENTS FILED?      FILING DATE
-------------                                               ---------------------------      -----------
Changes in the list of top 20 shareholders..............                No                    5-9-02
Mid-year review of forward looking statements...........                No                    6-27-02
Rights offering in Australia and New Zealand............                No                    6-27-02

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003                      CATUITY, INC.

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

                  SIGNATURE                                  TITLE(S)                      DATE
                  ---------                                  --------                      ----

           /s/ DAVID L. MAC. SMITH               Chairman and Director                March 27, 2003
---------------------------------------------
             David L. Mac. Smith

             /s/ MICHAEL V. HOWE                 President, CEO and Director          March 27, 2003
---------------------------------------------
               Michael V. Howe

           /s/ ALEXANDER S. DAWSON               Director                             March 27, 2003
---------------------------------------------
             Alexander S. Dawson

            /s/ DUNCAN P F. MOUNT                Director                             March 27, 2003
---------------------------------------------
             Duncan P. F. Mount

             /s/ ALAN L. GILMAN                  Director                             March 27, 2003
---------------------------------------------
               Alan L. Gilman

            /s/ ROBERT C. ROBINS                 Director                             March 27, 2003
---------------------------------------------
              Robert C. Robins

              /s/ JOHN H. LOWRY                  Vice President, CFO and Secretary    March 27, 2003
---------------------------------------------
                John H. Lowry

                                 CERTIFICATION
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael V. Howe, certify that:

     1.  I have reviewed this annual report on Form 10-K of Catuity, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By       /s/ MICHAEL V. HOWE
                                            ------------------------------------
                                                      Michael V. Howe
                                               President and Chief Executive
                                                           Officer

Date: March 27, 2003

                                 CERTIFICATION
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John H. Lowry, certify that:

     1.  I have reviewed this annual report on Form 10-K of Catuity, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ JOHN H. LOWRY
                                            ------------------------------------
                                                       John H. Lowry
                                                  Chief Financial Officer

Date: March 27, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3(a)      Registrant's Certificate of Incorporation, which appears as
           Exhibit 3.3 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.
 3(b)      Registrant's Certificate of Amendment to the Certificate of
           Incorporation, which appears as Exhibit 3.4 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.
 3(c)      Registrant's By-Laws, which appears as Exhibit 3.5 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
 3(d)      Certificate of Registration of Card Technologies Australia
           Limited, which appears as Exhibit 3.1 to Registrant's Form
           10-12G filed March 21, 2000, which is incorporated herein by reference.
 3(e)      Certificate of Registration on change of name from Card
           Technologies Australia Limited to Chip Application
           Technologies Limited, which appears as Exhibit 3.2 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
 3(f)      Bylaws of Catuity, Inc. (formerly Novatec Inc.) as amended
           June 25, 2001, which appears as Exhibit 3(ii) to
           Registrant's Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.
10(a)      Registrant's 2000 Director Stock Option Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 filed December 20,
           2000, which is incorporated herein by reference.*
10(b)      Employment agreement of Michael V. Howe, which appears as
           Exhibit 10.3 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.*
10(c)      Services agreement of Jonathan Adams, which appears as
           Exhibit 10.8 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.*
10(d)      Employment agreement of John H. Lowry III, which appears as
           Exhibit 10.10 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.*
10(e)      Employment agreement of Robert Kosnik, which appears as
           Exhibit 10.26 to Registrant's Form 10-12G filed August 11,
           2000, which is incorporated herein by reference.*
10(f)      Put and Call Option Deed of A.S. Dawson in Respect of Shares
           of Chip Application Technologies Limited, which appears as
           Exhibit 10.1 to Registrant's Form 10-12G filed March 21,
           2000, which is incorporated herein by reference.*
10(g)      Share Option Deed of A.S. Dawson in Respect of Shares of
           NovaTec Inc.,which appears as Exhibit 10.2 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.*
10(h)      Lease for premises located at 68-72 Wentworth Avenue Surry
           Hills, New South Wales, Australia, which appears as Exhibit
           10.11 to Registrant's Form 10-12G filed March 21, 2000,
           which is incorporated herein by reference.
10(i)      Lease for premises located at 2711 East Jefferson Avenue,
           Detroit, Michigan, which appears as Exhibit 10.12 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
10(j)      Research and Development Start Grant for Chip Application
           Technologies Limited, which appears as Exhibit 10.13 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10(k)      Smart Loyalty Technical Work Group Agreement between Visa
           U.S.A. and Chip Application Technologies limited, which
           appears as Exhibit 10.14 to Registrant's Form 10-12G filed
           March 21, 2000, which is incorporated herein by reference.
10(l)      Partner Program Loyalty Services Agreement between Visa
           International Service Association and Chip Application,
           Technologies Limited, which appears as Exhibit 10.15 to
           Registrant's Form 10-12G filed March 21, 2000, which is
           incorporated herein by reference.
10(m)      Loan Repayment and Option Agreement among Chip Application
           Technologies Limited, Health Group Australia Pty Limited and
           Industrial Superannuation Administration Services Limited,
           which appears as Exhibit 10.23 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by
           reference.
10(n)      Form of Indemnification Agreement, which appears as Exhibit
           10.24 to Registrant's Form 10-12G filed March 21, 2000,
           which is incorporated herein by reference.
10(o)      Form of Stock option Plan and Form of Stock Option Agreement under Plan, which appears as Exhibit 10.25 to Registrant's
           Form 10-12G filed March 21, 2000, which is incorporated
           herein by reference.*
10(p)      Catuity, Inc. 2000 Director Stock Option Plan as approved by the Shareholders of Catuity, Inc. on May 23, 2001, which
           appears as Exhibit 10.2(bb) to Registrant's Form 10-Q for
           the quarter ended June 30, 2001, which is incorporated
           herein by reference.*
10(q)      Executive Services Agreement between Catuity, Inc. and David
           Machattie Smith dated June 1, 2001 and Executed September
           10, 2001, which appears as Exhibit 10.2(cc) to Registrant's
           Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference.*
10(r)      Employment agreement between Benjamin Garton and Catuity,
           Inc., signed December 6, 2001, which appears as Exhibit
           10(r) to Registrant's Form 10-K for the year ended December
           31, 2001, which is incorporated herein by reference.*
10(s)      Amendment to Stock Option Plan, as approved by the
           Shareholders of Catuity, Inc. on May 24, 2001, which appears as Exhibit 10(r) to Registrant's Form 10-K for the year
           ended December 31, 2001, which is incorporated herein by
           reference.*
10(t)      Consulting agreement between Visa U.S.A and Catuity, Inc., signed November 17, 2000, which appears as Exhibit 10(r) to
           Registrant's Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.
10(u)      Catuity, Inc. 2002 Executive Stock Purchase Plan, which
           appears as Exhibit 4.1 to Registrant's Form S-8 filed
           December 6, 2002, which is incorporated here in by
           reference.*
21         Subsidiaries of Registrant as of March 11, 2003
23.1       Consent of Independent Auditors
24         Powers of Attorney Contained on Page 41 of this Annual
           Report on Form 10-K and incorporated herein by reference.
99.1       Audit Committee Charter, which appears as Exhibit
           Registrants 99.1 to Registrant's Form 10-Q filed November
           14, 2000, which is incorporated herein by reference.
99.2       Catuity, Inc. Audit Committee charter as amended October 22,
           2001, which appears as exhibit 99.2 to Registrant's Form
           10-Q for the quarter ended September 30, 2001, which is
           incorporated herein by reference

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
99.3       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael V. Howe
99.4       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John H. Lowry III

-------------------------

* Indicates that exhibit is a management contract or compensatory plan or arrangement.