Form 10-Q
period 2003-03-31
CATUITY INC
filed 2003-05-14
CIK 1109740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

         ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2003.

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

                                Yes ( X ) No (  )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes (  ) No ( X )

         Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding - 8,633,555 shares as of April 15, 2003

                                  CATUITY INC.
                                    FORM 10-Q
                                      INDEX

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets- March 31, 2003 and December 31, 2002                                     3
           Consolidated statements of operations - Three months ended March 31, 2003 and 2002                    4
           Consolidated statements of cash flows -- Three months ended March 31, 2003 and 2002                   5
           Notes to Consolidated Financial Statements                                                            6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 7
   Item 3. Qualitative and Quantitative Disclosure about Market Risk                                            10
   Item 4. Controls And Procedures                                                                              10
PART II.   OTHER INFORMATION                                                                                    11
   Item 1. Legal Proceedings                                                                                    11
   Item 2. Changes in Securities and Use of Proceeds                                                            11
   Item 3. Defaults Upon Senior Securities                                                                      11
   Item 4. Submission of Matters to a Vote of Security Holders                                                  11
   Item 5. Other Information                                                                                    12
   Item 6. Exhibits and Reports on Form 8-K                                                                     12
SIGNATURES AND CERTIFICATIONS                                                                                   13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                               CATUITY INC.
                                                                       CONSOLIDATED BALANCE SHEETS

                                                               -----------------------------------------
                                                                        MARCH 31,          DECEMBER 31,
                                                                             2003                  2002
                        ASSETS                                        (Unaudited)
                        ------
Current Assets:
  Cash and cash equivalents                                            $2,894,883            $3,611,447
  Accounts receivable, less allowance of $52,000 at                       106,450               377,218
     March 31, 2003 and $54,000 at December 31, 2002
  Restricted cash                                                         113,750               106,568
  Work in process                                                         216,043                 2,407
  Prepaid expenses and other                                              248,807               294,195
                                                               -----------------------------------------
Total current assets                                                    3,579,933             4,391,835

  Property and equipment, net                                             236,817               200,417
                                                               -----------------------------------------
Total assets                                                           $3,816,750            $4,592,252
                                                               =========================================

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current Liabilities:
  Accounts payable                                                        $62,137              $302,714
  Deferred revenue                                                        646,311             1,811,926
  Accrued compensation                                                    146,012               146,143
  Other accrued expenses                                                  215,477               168,417
  Trust liability                                                          87,482                85,492
                                                              ------------------------------------------
Total current liabilities                                               1,157,419             2,514,692

Accrued compensation                                                       86,967                79,359

Shareholders' equity:
   Common stock - $.001 par value; Authorized - 100                         8,634                 8,531
     million shares: issued and outstanding -
     8,633,555 at March 31, 2003 and 8,530,610 at
     December 31, 2002                                                          -                     -
  Preferred stock - $.001 par value Authorized - 10
      million shares
  Additional paid-in capital                                           33,356,854            33,131,863
  Shareholder loans                                                     (757,733)             (757,733)
  Foreign currency translation adjustment                               (277,736)             (322,115)
  Accumulated deficit                                                (29,757,655)          (30,062,345)
                                                               -----------------------------------------
Total shareholders' equity                                              2,572,364             1,998,201
                                                               -----------------------------------------
Total liabilities and shareholders' equity                             $3,816,750            $4,592,252
                                                               =========================================

 See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                          -----------------------------------------
                                                                 2003                 2002
                                                          -----------------------------------------
Revenues:
   Software development revenue                                   $  248,405           $   720,569
   Service revenue                                                   154,337               244,757
   License  revenue                                                1,072,425                10,800
                                                          -----------------------------------------
 Total revenues                                                    1,475,167               976,126

 Cost of revenue and other operating expenses:
   Cost of software development                                      203,671               412,550
   Cost of service                                                   132,253               138,225
   Sales and marketing                                               337,007               540,844
   Research and development                                          186,417                     -
   General and administrative                                        328,816               318,122
   General and administrative -- variable stock
     compensation (non-cash)                                               -               (63,019)
                                                          -----------------------------------------
 Total costs and expenses                                          1,188,164             1,346,722
                                                          -----------------------------------------
 Operating income/ (loss)                                            287,003              (370,596)

 Interest income                                                      17,687                15,128
                                                          -----------------------------------------
 Net income/ (loss)                                               $  304,690           $  (355,468)
                                                          =================== =====================
 Net income/ (loss) per share - basic and diluted                 $     0.04           $     (0.04)
                                                          =================== =====================
 Weighted average shares outstanding-basic & diluted               8,566,498             8,068,271
                                                          =================== =====================

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three months ended
                                                                             March 31,
                                                                  ---------------------------------
                                                                        2003             2002
                                                                  ---------------------------------
Cash flows from operating activities:
Net income/(loss)                                                         $304,690       $(355,468)
Adjustments used to reconcile net income/(loss) to net cash used in operating activities:
General and Administrative variable stock compensation                           -         (63,019)
(non-cash)
Depreciation and amortization                                               57,613          42,965
Non-cash services                                                                -          19,200

Changes in assets and liabilities:
   Accounts receivable                                                     270,768         154,439
   Other assets, net                                                      (175,430)       (139,197)
   Deferred revenue                                                     (1,165,615)       (159,514)
   Accounts payable                                                       (240,577)        (31,529)
   Accrued expenses and other liabilities                                   56,527         (92,243)
                                                                  ---------------------------------
Net cash used in operating activities                                     (892,024)       (624,366)
                                                                  ---------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                      (94,013)        (52,641)
                                                                  ---------------------------------
Net cash used in investing activities                                      (94,013)        (52,641)
                                                                  ---------------------------------
Cash flows from financing activities:
   Issuance of common stock, net of expenses                               225,094               -
                                                                  ---------------------------------
Net cash provided by financing activities                                  225,094               -
                                                                  ---------------------------------
Foreign exchange effect on cash                                             44,379          (3,181)
                                                                  ---------------------------------
Net decrease in cash and cash equivalents                                 (716,564)       (680,188)
Cash and cash equivalents, beginning of period                           3,611,447       4,464,863
                                                                  ---------------------------------
Cash and cash equivalents, end of period                                $2,894,883      $3,784,675
                                                                  =================================

See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results, including license revenue, for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2003.

The accompanying interim, condensed, consolidated financial statements should be read in conjunction the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/(loss) is summarized as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                         ---------------------------------------------
                                                2003                     2002
                                         --------------------    ---------------------

Net income/(loss)                               $304,690               $(355,468)

   Foreign currency translation                   44,379                  (3,635)
                                         --------------------    ---------------------

Total comprehensive income/(loss)               $349,069               $(359,103)
                                                ========               ==========



3.  STOCK BASED COMPENSATION

The Company accounts for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No. 123, the Company's net income/(loss) and net income/(loss) per share would have been reported as follows:

                                                             THREE MONTHS ENDED MARCH 31,
                                                       -----------------------------------------
                                                             2003                    2002
                                                             ----                    ----
   Net income/ (loss) as reported                            $304,690               $(355,468)

   Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards                                            (109,752)               (173,152)
                                                       ---------------          ---------------
   Pro forma net income/ (loss)                              $194,938               $(528,620)
                                                       ===============          ===============
   Net income/(loss) per share: basic and diluted-              $0.04                  ($0.04)
   as reported
                                                       ===============          ===============
   Pro forma basic and diluted income/ (loss) per
   share                                                        $0.02                  ($0.07)
                                                       ===============          ===============

4.  INCOME TAXES

The Company utilized net operating loss carryforwards with a previously recorded deferred tax asset valuation allowance during the quarter ended March 31, 2003. As such, the Company did not have income tax expense on its' income of $304,690.

5.  SHAREHOLDERS' EQUITY

At a special meeting of the shareholders on March 26, 2003 the Company's shareholders approved the sale of 90,000 common shares and 30,000 warrant shares to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount, Chairman of the Company. The aggregate offering price was $327,375 AUD ($197,000
USD), which is net of a 3% placement fee paid to the investor. These shares were exempt from registration based on selling to an accredited investor, lack of public solicitation, and an aggregate offering price of under $5,000,000 as required under Section 4(6) of the Securities Act of 1933. The 30,000 warrant shares expire in November 2004 and have an exercise price of $4.20 AUD ($2.25
USD).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

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

The Company achieved its first quarter of profitability during the three month period ended March 31, 2003. Net income for the three month period ended March 31, 2003 was approximately $305,000 compared to a loss of $355,000 during the same period in 2002. First quarter 2003 profitability was primarily attributable to the recognition of license revenue, which totaled approximately $1,072,000 from its license agreement with Visa.

The Company anticipates uneven license revenue recognition between fiscal quarters until its base of license fee paying customers is expanded. While the Company expects to recognize license revenue in the three month period ending June 30, 2003, it is expected to be at a lesser level than in the first quarter of 2003.

The Company previously expressed that it expected to be profitable for 2003. Despite achieving profitability in the first quarter, the Company has recently seen a slowdown in its customers' and prospects' information technology investment decision-making. As a result, the Company now anticipates lower revenue in the second half of 2003 than originally expected. Although the Company still expects significant revenue growth over 2002, and expects operating expenses before non-cash, variable stock compensation expense/credits to be held at, or below, 2002 levels, the Company now anticipates that it will incur a loss for the full year. License revenue continues to be extremely difficult to forecast because it is directly tied to the plans and timetables that are solely under the control of the Company's customers and key prospects.


OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

REVENUE

Total revenues in the three month period ended March 31 increased to $1,475,000 in 2003 from $976,000 in 2002, representing an increase of 51%. The increase was due to the recognition of $1,072,000 of license revenue. In addition, $248,000 or 17% of total revenue related to software development activities and $154,000 related to service revenues for post-installation support, training and maintenance. All revenue during the three month periods ended March 31, 2003 and March 31, 2002 originated from U.S. customers.

COST OF SOFTWARE DEVELOPMENT REVENUE

Direct cost of software development revenue primarily consists of salaries, employee benefits, related expenses and overhead for the technical staff located in Sydney Australia and project managers in Arlington Virginia, for the portion of their time spent on software development activities. Direct cost of software development decreased $209,000 or 51%, to $204,000 for the three month period ended March 31, 2003 from $413,000 for the three month period ended March 31, 2002, primarily due to the decrease in software development revenue in 2003.

COST OF SERVICE REVENUE

Direct cost of service revenue primarily consists of salaries, employee benefits, related expenses and overhead for the customer implementation and support staff in Arlington Virginia, for the portion of their time spent on service related activities. The cost of service revenue for the three months ended March 31, 2003 was unchanged from the same period in 2002.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $204,000, or 38%, to $337,000 for the three month period ended March 31, 2003 from $541,000 for the three month period ended March 31, 2002. The decrease was principally due to reductions in staff size, travel, and marketing related costs.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by the technical staff in Sydney Australia, for the portion of their time spent on research and development activities. Research and Development expenses were $186,000 for the three month period ended March 31, 2003. Efforts during this period were focused on the development of the new release of the Catuity System completed at the end of the first quarter 2003. There were no research and development expenses incurred for the three month period ended March 31, 2002, due to the technical team's focus on software development activities during that period.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional services fees. General and administrative expenses remained essentially flat as they increased $11,000, or 3%, to $329,000 for the three month period ended March 31, 2003 from $318,000 for the three month period ended March 31, 2002.

GENERAL AND ADMINISTRATIVE - VARIABLE STOCK COMPENSATION (NON-CASH)

General and administrative - variable stock compensation expense/(credits) are due to the Company's 1995 and 1996 non-recourse loans to a former director to acquire stock and are non-cash. During the three month period ended March 31, 2002, credits of $63,000 were recorded due to the decline in our stock price relative to the price on December 31, 2001. During the three month period ended March 31, 2003, no expense/(credit) was recorded as the Company's stock price was the same at December 31, 2002 and March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had $2,895,000 in cash and cash equivalents, a decrease of $716,000 from December 31, 2002.

Net cash used in operating activities was $892,000 for the three month period ended March 31, 2003 compared with $624,000 for the three month period ended March 31, 2002. The approximately $268,000 increase in net cash used was primarily due to the reduction of software development and service revenues.

Cash used in investing activities was $94,000 for the three month period ended March 31, 2003 compared with $53,000 for the three month period ended March 31, 2002. The approximately $41,000 increase was primarily due to purchased software, and the replacement of servers in the Company's offices in Arlington and Sydney.

Cash obtained from financing activities was $225,000 for the three month period ended March 31, 2003 and primarily related to cash received from the private placement of 90,000 shares of common stock to Boom Australia Pty. Ltd.

The foreign currency effect on cash was a positive $44,000 during the three month period ended March 31, 2003 primarily due to the strengthening of the Australian dollar against the U.S. dollar and higher cash balances having been held in Australia during the period.

The Company believes that its existing capital resources and cash flows from operations are adequate to meet its cash requirements for the next twelve months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; currency exchange rates, inflation rates, recession, and other external economic factors over which the Company has no control; the timing and speed with which major customers and prospects execute their plans for the use of loyalty and/or smart cards; the demand for, timing and market acceptance of, new and existing smart card products; continued development of the Company's software products; competitive product and pricing pressures; patent and other litigation risk, the risk of key staff leaving the Company; as well as the risk that major customers of the Company's products, including Visa, reduce their work requirements or terminate their arrangements with the Company. We are under no duty to update any of the forward-looking statements after the date of this filing to conform such statements to actual results or to changes in our expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to foreign currency exchange rate risk inherent in its expenses, assets and liabilities that are denominated in the Australian dollar. To date, the Company has not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. The Company does not expect to employ these or other strategies to hedge the risk in the foreseeable future.

As of March 31, 2003 and December 31, 2002 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk were $551,000 and $753,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $55,100 and $75,600.

The Company is also exposed to interest rate risk on its deposits of cash, which is affected by changes in the general level of interest rates in the United States and Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.

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

PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

At a special meeting of the shareholders on March 26, 2003 the Company's shareholders approved the sale of 90,000 common shares and 30,000 warrant shares to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount, Chairman of the Company. The aggregate offering price was $327,375 AUD ($197,000
USD), which is net of a 3% placement fee paid to the investor. These shares were exempt from registration based on selling to an accredited investor, lack of public solicitation, and an aggregate offering price of under $5,000,000 as required under Section 4(6) of the Securities Act of 1933. The 30,000 warrant shares expire in November 2004 and have an exercise price of $4.20 AUD ($2.25
USD). The proceeds were added to the Company's general working funds to be used for general operating purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 26, 2003, Catuity held a special meeting of shareholders at which time the shareholders approved the sale of common stock to the Company's Chairman, Mr. Duncan P.F. Mount. The shareholders also approved amendments to, and an extension of, the executive employment agreement and options award thereunder of Mr. Michael V. Howe, President and CEO, and approved the adoption of an executive director stock purchase plan.

The tabulation of the voting on each of the resolutions put before the shareholders is as follows:

                              VOTES        VOTES
RESOLUTION                    FOR          AGAINST           ABSTAIN        BROKER NON-VOTES        TOTAL
----------------------------- ------------ ----------------- -------------- ----------------------- -------------

1.  Shares to Mr. D.P.F.      2,605,896    484,559           263,250        4,514,687               7,868,392
Mount

2.  Amend Options Mr. M.V.    3,101,468    571,866            11,400        4,183,658               7,868,392
Howe

3.  Executive Director        2,845,992    557,880            29,445        4,435,075               7,868,392
Stock Purchase Plan

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

           (a)    Exhibit  Description
                           None

           (b)    Reports on Form 8-K

                           The following reports were filed on Form 8-K during
                  the three month period ended March 31, 2003:

           Item Reported                             Financial Statements Filed?             Filing Date
           -------------                             ---------------------------             -----------
           Nasdaq listing requirements                        Yes                            2-20-03

           Filing of "Appendix 4B Preliminary
           Report" with the ASX                               No                             3-14-03

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           By:        /s/ Michael V. Howe
                               ------------------------------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer


                           By:        /s/ John H. Lowry
                               ------------------------------------------
                                 John H. Lowry
                                 Chief Financial Officer
Date: May 2, 2003

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

                           By:  /s/ Michael V. Howe
                                --------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer

Date:  May 2, 2003

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

Date:  May 2, 2003

                                  EXHIBIT INDEX



   EXHIBIT NO.      DESCRIPTION

   EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002