Form 10-Q
period 2003-06-30
CATUITY INC
filed 2003-08-11
CIK 1109740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

         ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 2003.

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

         Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding -- 9,272,962 shares as of July 31, 2003

                                  CATUITY INC.
                                    FORM 10-Q
                                      INDEX

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets- June 30, 2003 and December 31, 2002                         3
           Consolidated statements of operations - Three months ended June 30, 2003 and 2002;       4
           Six months ended June 30, 2003 and 2002
           Consolidated statements of cash flows -- Six months ended June 30, 2003 and 2002         5
           Notes to Consolidated Financial Statements - June 30, 2003                               6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    8
   Item 3. Qualitative and Quantitative Disclosure about Market Risk                               10
   Item 4. Controls And Procedures                                                                 11
PART II.   OTHER INFORMATION                                                                       12
   Item 1. Legal Proceedings                                                                       12
   Item 2. Changes in Securities and Use of Proceeds                                               12
   Item 3. Defaults Upon Senior Securities                                                         12
   Item 4. Submission of Matters to a Vote of Security Holders                                     12
   Item 5. Other Information                                                                       13
   Item 6. Exhibits and Reports on Form 8-K                                                        13
SIGNATURES AND CERTIFICATIONS                                                                      13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                         CATUITY INC.
                                                                 CONSOLIDATED BALANCE SHEETS

                                                           ---------------------------------------
                                                                   JUNE 30,    DECEMBER 31,
                                                                       2003            2002
                        ASSETS                                  (Unaudited)
                        ------
Current Assets:
  Cash and cash equivalents                                     $2,004,376       $3,611,447
  Accounts receivable, less allowance of $57,000 at              1,013,177          377,218
     June 30, 2003 and $54,000 at December 31, 2002
  Restricted cash                                                  114,400          106,568
  Work in process                                                  160,335            2,407
  Prepaid expenses and other                                       140,439          294,195
                                                           ---------------------------------------
Total current assets                                             3,432,727        4,391,835

  Property and equipment, net                                      222,208          200,417
                                                           ---------------------------------------
Total assets                                                    $3,654,935       $4,592,252
                                                           =======================================

            LIABILITIES AND SHAREHOLDERS'
            -----------------------------
                        EQUITY
                        ------
Current Liabilities:
  Accounts payable                                                 $89,024         $302,714
  Deferred revenue                                                 115,969        1,811,926
  Accrued compensation                                             446,418          146,143
  Other accrued expenses                                           234,527          168,417
  Trust liability                                                   91,791           85,492
                                                           ---------------------------------------
Total current liabilities                                          977,729        2,514,692

Accrued compensation                                                99,220           79,359

Shareholders' equity:
  Common stock -- $.001 par value; Authorized - 100                  8,644            8,531
      million shares: issued and outstanding --
      8,644,612 at June 30, 2003 and 8,530,610 at
      December 31, 2002
  Preferred stock - $.001 par value Authorized - 10
      million shares                                                  --               --
  Additional paid-in capital                                    33,336,770       33,131,863
  Shareholder loans                                               (757,733)        (757,733)
  Foreign currency translation adjustment                         (237,275)        (322,115)
  Accumulated deficit                                          (29,772,420)     (30,062,345)
                                                           ---------------------------------------
Total shareholders' equity                                       2,577,986        1,998,201
                                                           ---------------------------------------
Total liabilities and shareholders' equity                      $3,654,935       $4,592,252
                                                           =======================================


 See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                     --------------------------------------------------------------------
                                                         2003              2002             2003             2002
                                                     --------------------------------------------------------------------
Revenues:
   Software development revenue                          $960,605          $745,018        $1,209,010        $1,465,587
   Service revenue                                        120,604           160,569           274,941           405,326
   License  revenue                                       584,800            12,050         1,657,225            22,850
                                                     --------------------------------------------------------------------
Total revenues                                          1,666,009           917,637         3,141,176         1,893,763

Cost of revenue and other operating expenses:
   Cost of software development                           445,421           404,661           649,092           817,211
   Cost of service                                        156,537           239,650           288,790           377,875
   Sales and marketing                                    309,069           535,712           646,076         1,076,556
   Research and development                                 8,381            63,392           194,798            63,392
   General and administrative                             811,670           491,229         1,140,485           809,351
   General and administrative - variable stock
     compensation                                         (39,702)          184,847           (39,702)          121,828
                                                     --------------------------------------------------------------------
Total costs and expenses                                1,691,376         1,919,491         2,879,539         3,266,213
                                                     --------------------------------------------------------------------

Operating income/ (loss)                                  (25,367)       (1,001,854)          261,637        (1,372,450)

Interest income                                            10,602            14,541            28,288            29,669
                                                     --------------------------------------------------------------------
Net income/ (loss)                                       $(14,765)        $(987,313)         $289,925       $(1,342,781)
                                                     ====================================================================

Net income/ (loss) per share - basic and diluted            $0.00            $(0.12)            $0.03            $(0.17)
                                                     ====================================================================
Weighted average shares outstanding-basic & diluted     8,636,905         8,069,360         8,587,340         8,068,819
                                                     ====================================================================



See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Six months ended
                                                                                 June 30,
                                                                  ----------------------------------
                                                                          2003             2002
                                                                  ----------------------------------
Cash flows from operating activities:
Net income/(loss)                                                      $289,925        $(1,342,781)
Adjustments used to reconcile net income/(loss) to net
  cash used in operating activities:
General and Administrative variable stock compensation
(non-cash)                                                              (39,702)           121,828
Depreciation and amortization                                           140,453             95,450
Non-cash services                                                          --               19,200

Changes in assets and liabilities:
  Accounts receivable                                                  (635,959)          (436,348)
  Other assets, net                                                     (12,004)           193,392
  Deferred revenue                                                   (1,695,957)          (214,514)
  Accounts payable                                                     (213,689)           (47,766)
  Accrued expenses and other liabilities                                392,545           (161,296)
                                                                  ----------------------------------
Net cash used in operating activities                                (1,774,388)        (1,772,835)
                                                                  ----------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                   (162,242)          (127,989)
                                                                  ----------------------------------
Net cash used in investing activities                                  (162,242)          (127,989)
                                                                  ----------------------------------

Cash flows from financing activities:
  Issuance of common stock, net of expenses                             244,722              1,692
                                                                  ----------------------------------
Net cash provided by financing activities                               244,722              1,692
                                                                  ----------------------------------

Foreign exchange effect on cash                                          84,837             11,587
                                                                  ----------------------------------
Net decrease in cash and cash equivalents                            (1,607,071)        (1,887,545)
Cash and cash equivalents, beginning of period                        3,611,447          4,464,863
                                                                  ----------------------------------
Cash and cash equivalents, end of period                             $2,004,376         $2,577,318
                                                                  ==================================


See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results, including license revenue, for the three and six months period ended June 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

2. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/(loss) is summarized as follows:



                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                         ----------------------------------------------------------
                                             2003           2002            2003          2002
                                         -------------  -------------  -------------  -------------
Net income/ (loss)                         $(14,765)    $(987,313)       $289,925     $(1,342,781)
     Foreign currency translation            40,461        15,222          84,840          11,587
                                         -------------  -------------  -------------  -------------

Total comprehensive income/ (loss)          $25,696     $(972,091)       $374,765     $(1,331,194)
                                            =======     =========        ========     ===========



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

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No.123, the Company's net income/ (loss) and net income/ (loss) per share would have been reported as follows:

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                                 2003            2002             2003             2002
                                                                 ----            ----             ----             ----
     Net income/ (loss) as reported                           ($14,765)       ($987,313)        $289,925      ($1,342,781)

     Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards                                                (99,210)        (145,807)        (313,803)        (308,564)
                                                             -----------    ------------      -----------      -----------
     Pro forma net  (loss)                                   ($113,975)     $(1,133,120)        $(23,878)     $(1,651,345)
                                                             ===========    ============      ===========      ===========
     Net income/(loss) per share: basic
     and diluted- as reported                                    $0.00           ($0.12)           $0.03           ($0.17)
                                                             ===========    ============      ===========      ===========
     Pro forma basic and diluted  (loss)
     per share                                                  ($0.01)          ($0.14)           $0.00           ($0.20)
                                                             ===========    ============      ===========      ===========


4.  INCOME TAXES

The Company utilized net operating loss carryforwards with a previously recorded deferred tax asset valuation allowance during the six months ended June 30, 2003. As such, the Company did not record income tax expense.

5.  SHAREHOLDERS' EQUITY

In July 2003, the Company concluded a private placement in Australia of 3,000,000 shares of the Company's common stock to seven accredited investors at a price of $2.00 AUD per share ($1.30 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares' fair market value on the Australian Stock Exchange (ASX) on the transaction date. The Company made (or will make, as to the tranche 2 shares) this placement in two tranches -- the first on July 25, 2003 for 625,000 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 2,375,000 shares by September 30, 2003 (the conclusion of which is subject to shareholder approval). The Company paid a placement fee of 3% of the purchase price to the Placement Agent for the tranche 1 shares, and will pay a placement fee of 3% of the purchase price to the Placement Agent for the tranche 2 shares, if approved by the shareholders. The proceeds were added (or will be added, as to the tranche 2 proceeds) to the Company's general working funds to be used for general operating purposes. These shares were (and as to the tranche 2 shares, will be) sold without registration under US securities laws pursuant to an exemption from such registration. As a result, the buyers will not be able to publicly resell these shares for at least one year absent a registration or other available exemption from registration.

In November 2002, the Company concluded a private placement in Australia of a total of 543,666 shares of the Company's common stock, in which Mr. Duncan P.F. Mount, Chairman of the Company, participated in subject to shareholder approval. At a special meeting of the shareholders on March 26, 2003 the Company's shareholders approved the sale of 90,000 common shares and 30,000 warrant shares to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount. The aggregate offering price was $327,375 AUD ($197,000 USD), which is net of a 3% placement fee paid to the investor. These shares were exempt from registration based on selling to an accredited investor, lack of public solicitation, and an aggregate offering price of under $5,000,000 as required under Section 4(6) of the Securities Act of 1933. The 30,000 warrant shares expire in November 2004 and have an exercise price of $4.20 AUD ($2.25 USD).

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

The Company achieved profitability for the six-month period ending June 30, 2003. Profitability in the first half of 2003 was primarily attributable to the recognition of license revenue, which totaled approximately $1,657,000 compared to $23,000 during the same period in 2002.

The Company anticipates uneven license revenue recognition between fiscal quarters until its base of customers paying license fees is expanded.

OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUE

Total revenues increased $748,000, or 81%, to $1,666,000 for the second quarter of 2003 compared to the second quarter of 2002, and increased $1,247,000, or 66%, to $3,141,000 for the six months ended June 30, 2003 as compared with the corresponding 2002 period. The second quarter increase was primarily due to the recognition of $585,000 of license revenue and higher revenue from software development. The six-month period increase was principally due to the recognition of $1,072,000 of license revenue in the first quarter of 2003 and the recognition of $585,000 of license revenue in the second quarter of 2003.

COST OF SOFTWARE DEVELOPMENT REVENUE

Direct cost of software development revenue primarily consists of salaries, employee benefits, related expenses and overhead for the technical staff located in Sydney Australia and project managers and business analysts in Arlington Virginia, for the portion of their time spent on software development activities. Direct cost of software development increased $41,000, or 10%, in the second quarter of 2003 over the second quarter of 2002, while the Software development revenue increased by $216,000, or 29%, over the same period. Expenses were negatively impacted during the second quarter of 2003 compared to the second quarter of 2002, by a 16% increase in the average exchange rate for the Australian dollar compared to the U.S. dollar. For the six months ended June 30, 2003, the cost of software development revenue decreased $168,000, or 21%, compared with the corresponding 2002 period. Software development revenue decreased by $257,000, or 18%, over the same period. The decrease in software development cost and revenue for the six-months ended June 30, 2003 compared with the corresponding 2002 period was due to the time spent by the technical team in the first quarter of 2003 on research and development efforts.

COST OF SERVICE REVENUE

Direct cost of service revenue primarily consists of salaries, employee benefits, related expenses and overhead for the customer implementation and support staff in Arlington Virginia, for the portion of their time spent on service related activities. Direct cost of service decreased $83,000, or 35%, in the second quarter of 2003 over the second quarter of 2002, while the Service revenue decreased by $40,000, or 25%, over the same period. For the six months ended June 30, 2003, cost of service revenue decreased $89,000, or 24%, compared with the corresponding 2002 period. Service revenue decreased by $130,000, or 32%, over the same period. The decrease in cost for both the three- and six-month periods was principally due to the elimination of outside contractors in 2003.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $227,000, or 42%, in the second quarter of 2003 compared to the second quarter of 2002. Expenses for the six months ended June 30, 2003, decreased $430,000, or 40%, compared with the corresponding 2002 period. The decrease of $227,000 and $430,000 for the three- and six-month periods was principally due to reductions in staff size, travel, and marketing related costs.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by the technical staff in Sydney Australia, for the portion of their time spent on research and development activities. Research and development expenses decreased $55,000 in the second quarter of 2003 compared to the second quarter of 2002. Expenses for the six months ended June 30, 2003, increased $131,000 compared with the corresponding 2002 period. The three-month period decrease was principally due to the technical team's focus on software development activities for customers in 2003. The six-month period increase was the result of the efforts in the first quarter 2003 to complete a new release of the Catuity System.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional services fees. General and administrative expenses increased $320,000 in the second quarter of 2003 over the second quarter of 2002. Expenses for the six months ended June 30, 2003, increased $331,000 compared with the corresponding 2002 period. The increase of $320,000 and $331,000 for the three- and six-month periods was primarily the result of a second quarter accrual for severance pay for the Company's former Chairman, per contractual obligations.

GENERAL AND ADMINISTRATIVE - VARIABLE STOCK COMPENSATION

General and administrative - variable stock compensation expense/(credits) are due to the Company's 1995 non-recourse loans to a former director to acquire stock and are non-cash in nature. During the three-month period ended June 30, 2003, credits of $40,000 were recorded due to the decline in the Company's stock price relative to the price on March 31, 2003. In the same period in 2002, an expense of $185,000 was recorded. For the six-month period ended June 30, 2003 a credit of $40,000 was recorded as there was no change in the Company's beginning and ending first quarter stock price. In the same period in 2002, an expense of $122,000 was recorded.

LIQUIDITY AND CAPITAL RESOURCES

In July 2003, the Company concluded a private placement in Australia of a total of 3,000,000 shares of the Company's common stock to seven accredited investors at a price of $2.00 AUD per share ($1.30 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares' fair market value on the Australian Stock Exchange (ASX) on the transaction date. The Company made (or will make, as to the tranche 2 shares) this placement in two tranches -- the first on July 25, 2003 for 625,000 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 2,375,000 shares by September 30, 2003 (the conclusion of which is subject to shareholder approval). The Company paid a placement fee of 3% of the purchase price to the Placement Agent for the tranche 1 shares, and will pay a placement fee of 3% of the purchase price to the Placement Agent for the tranche 2 shares, if approved by shareholders. The proceeds were added (or will be added, as to the tranche 2 proceeds) to the Company's general working funds to be used for general operating purposes. These shares were (and as to the tranche 2 shares, will be) sold without registration under US securities laws pursuant to an exemption from such registration. As a result, the buyers will not be able to publicly resell these shares for at least one year absent a registration or other available exemption from registration.

As of June 30, 2003, the Company had $2,004,000 in cash and cash equivalents, a decrease of $1,607,000 from December 31, 2002. Net cash used in operating activities was $1,774,000 for the six-month period ended June 30, 2003 compared with $1,773,000 for the six-month period ended June 30, 2002. The increase in net income for the six month period ended June 30, 2003 compared with the same period in 2002, was offset by the decrease in deferred revenue.

Cash used in investing activities was $162,000 for the six-month period ended June 30, 2003 compared with $128,000 for the six-month period ended June 30, 2002. The approximately $34,000 increase was primarily due to purchased software, and the replacement of servers in the Company's offices in Arlington and Sydney.

Cash obtained from financing activities was $245,000 for the six-month period ended June 30, 2003 compared with $2,000 for the six-month period ended June 30, 2002. The approximately $243,000 increase was primarily related to cash received from the private placement of 90,000 shares of common stock to Boom Australia Pty. Ltd and shares of common stock purchased by executives at fair market value under the Executive Director Stock Purchase Plan, and the Executive Stock Purchase Plan.

The foreign currency effect on cash was a positive $85,000 during the six-month period ended June 30, 2003 primarily due to the strengthening of the Australian dollar against the U.S. dollar and higher cash balances having been held in Australia during the period.

The Company believes that its existing capital resources, including the private placement discussed above, and cash flows from operations are adequate to meet its cash requirements for the next twelve months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; currency exchange rates, inflation rates, recession, and other external economic factors over which the Company has no control; the timing and speed with which major customers and prospects execute their plans for the use of loyalty and/or smart cards; the demand for, timing and market acceptance of, new and existing smart card products; continued development of the Company's software products; competitive product and pricing pressures; patent and other litigation risk, the risk of key staff leaving the Company; as well as the risk that major customers of the Company's products, including Visa, reduce their work requirements or terminate their arrangements with the Company. The Company is under no duty to update any of the forward-looking statements after the date of this filing to conform such statements to actual results or to changes in our expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to foreign currency exchange rate risk inherent in its expenses, assets and liabilities that are denominated in the Australian dollar.

To date, the Company has not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. The Company does not expect to employ these or other strategies to hedge the risk in the foreseeable future.

As of June 30, 2003 and 2002 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk were ($240,000) and $884,000. The potential decrease/(increase) in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $(24,000) and $88,400.

The Company is also exposed to interest rate risk on its deposits of cash, which is affected by changes in the general level of interest rates in the United States and Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the period ended June 30, 2003, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies of material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2003, the Company concluded a private placement in Australia of 3,000,000 shares of Company's common stock to seven accredited investors at a price of $2.00 AUD per share ($1.30 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares' fair market value on the Australian Stock Exchange (ASX) on the transaction date. The Company made (or will make, as to the tranche 2 shares) this placement in two tranches -- the first on July 25, 2003 for 625,000 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 2,375,000 shares by September 30, 2003 (the conclusion of which is subject to shareholder approval). The Company paid a placement fee of 3% of the purchase price to the Placement Agent for the tranche 1 shares, and will pay a placement fee of 3% of the purchase price to the Placement Agent for the tranche 2 shares, if approved by shareholders. The proceeds were added (or will be added, as to the tranche 2 proceeds) to the Company's general working funds to be used for general operating purposes. These shares were (and as to the tranche 2 shares, will be) sold without registration under US securities laws pursuant to an exemption from such registration. As a result, the buyers will not be able to publicly resell these shares for at least one year absent a registration or other available exemption from registration.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2003, Catuity held its annual meeting at which time the shareholders elected A.S. Dawson, D.P.F. Mount, M.V. Howe, A.L. Gilman and R.C. Robins as Directors of the Company for the next twelve months. The first resolution on the Company's proxy statement also listed David Mac. Smith, the Company's prior Chairman, as a nominee for re-election. Mr. Mac. Smith resigned as Chairman of the Company on April 23, 2003 and as a Director of the Company on May 8, 2003. Mr. Mac. Smith withdrew his nomination prior to the meeting.

The tabulation of the voting on each of the resolutions put before the shareholders is as follows:

                               VOTES        VOTES
RESOLUTION                     FOR          AGAINST           ABSTAIN        BROKER NON-VOTES        TOTAL
-----------------------------------------------------------------------------------------------------------------
2.   Elect A.S. Dawson         3,069,304    23,810            27,815         4,866,690               7,987,619
     Director

3.   Elect D.P.F. Mount        2,551,152     4,630            565,227        4,866,610               7,987,619
     Director

4.   Elect M.V. Howe           3,011,977     7,105            101,927        4,866,610               7,987,619
     Director

5.   Elect A.L. Gilman         3,037,027     9,255            65,227         4,876,110               7,987,619
     Director

6.   Elect R.C. Robins         3,028,902    26,880            65,227         4,866,610               7,987,619
     Director  (1)


(1) Mr. Robins resigned as a Board member of the Company on June 10, 2003.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

           (a)  Exhibit     Description
                -------     -----------

                EX-31.1 Certification by Michael V. Howe, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                EX-32 Certifications pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)  Reports on Form 8-K

                  The following reports were filed on Form 8-K during the three month period ended June 30, 2003:

           Item Reported                             Financial Statements Filed?     Filing Date
           -------------                             ---------------------------     -----------
           David Mac. Smith resigns from Board                No                     5-9-03

           Catuity announces Board change                     No                     6-10-03


SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           By:   /s/ Michael V. Howe
                                -------------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer


                           By:   /s/ John H. Lowry
                                -------------------------
                                 John H. Lowry
                                 Chief Financial Officer
Date: August 8, 2003

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

EX-31.1 Certification by Michael V. Howe, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EX-32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.