Form 10-Q
period 2003-09-30
CATUITY INC
filed 2003-11-13
CIK 1109740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended September 30, 2003.

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

         Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding -- 11,657,158 shares as of October 31, 2003

                                  CATUITY INC.
                                    FORM 10-Q
                                      INDEX


PART I.     FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets - September 30, 2003 and December 31, 2002                                     3
           Consolidated statements of operations - Three months ended September 30, 2003 and 2002;
           Nine months ended September 30, 2003 and 2002                                                              4
           Consolidated statements of cash flows -- Nine months ended September 30, 2003 and 2002                     5
           Notes to Consolidated Financial Statements - September 30, 2003                                            6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      8
   Item 3. Qualitative and Quantitative Disclosure about Market Risk                                                 10
   Item 4. Controls And Procedures                                                                                   11
PART II.    OTHER INFORMATION                                                                                        11
   Item 1. Legal Proceedings                                                                                         11
   Item 2. Changes in Securities and Use of Proceeds                                                                 11
   Item 3. Defaults Upon Senior Securities                                                                           11
   Item 4. Submission of Matters to a Vote of Security Holders                                                       12
   Item 5. Other Information                                                                                         13
   Item 6. Exhibits and Reports on Form 8-K                                                                          13
SIGNATURES AND CERTIFICATIONS                                                                                        13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                    CATUITY INC.
                                                                            CONSOLIDATED BALANCE SHEETS


                                                                ----------------------------------------------
                                                                    SEPTEMBER 30,                 DECEMBER 31,
                                                                             2003                         2002
                        ASSETS                                        (Unaudited)
   Current Assets:
     Cash and cash equivalents                                        $  5,916,645                $  3,611,447
     Accounts receivable, less allowance of $57,500 at                     979,637                     377,218
        September 30, 2003 and $54,000 at
        December 31, 2002
     Restricted cash                                                       110,593                     106,568
     Work in process                                                         4,218                       2,407
     Prepaid expenses and other                                            306,570                     294,195
                                                                ----------------------------------------------
   Total current assets                                                  7,317,663                   4,391,835

     Property and equipment, net                                           224,832                     200,417
                                                                ----------------------------------------------
   Total assets                                                       $  7,542,495                $  4,592,252
                                                                ==============================================

               LIABILITIES AND SHAREHOLDERS'
                           EQUITY
   Current Liabilities:
     Accounts payable                                                 $    261,944                $    302,714
     Deferred revenue                                                      332,302                   1,811,926
     Accrued compensation                                                  415,789                     146,143
     Other accrued expenses                                                190,310                     168,417
     Trust liability                                                        89,360                      85,492
                                                                ----------------------------------------------
   Total current liabilities                                             1,289,705                   2,514,692

   Accrued compensation                                                     55,012                      79,359

   Shareholders' equity:
     Common stock - $.001 par value; Authorized - 100                       11,655                       8,531
         million shares: issued and outstanding --
         11,654,500 at September 30, 2003 and 8,530,610
         at December 31, 2002
     Preferred stock - $.001 par value Authorized - 10
         million shares                                                          -                           -
     Additional paid-in capital                                         37,208,596                  33,131,863
     Shareholder loans                                                    (729,234)                   (757,733)
     Foreign currency translation adjustment                              (160,254)                   (322,115)
     Accumulated deficit                                               (30,132,985)                (30,062,345)
                                                                ----------------------------------------------
   Total shareholders' equity                                            6,197,778                   1,998,201
                                                                ----------------------------------------------
   Total liabilities and shareholders' equity                         $  7,542,495                $  4,592,252
                                                                ==============================================


        See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                            -----------------------------------------------------------------
                                                                  2003             2002              2003            2002
                                                            -----------------------------------------------------------------
   Revenues:
     Software development revenue                           $   585,896       $   128,876       $ 1,794,906       $ 1,594,463
     Service revenue                                            442,897           410,811           717,838           816,136
     License  revenue                                            88,700            10,800         1,745,925            33,650
                                                            -----------------------------------------------------------------
   Total revenues                                             1,117,493           550,487         4,258,669         2,444,249


   Cost of revenue and other operating expenses:
     Cost of software development                               351,968           116,300         1,001,060           933,511
     Cost of service                                            319,126           403,360           607,916           781,239
     Sales and marketing                                        302,119           371,581           948,195         1,448,137
     Research and development                                    42,232           252,933           237,030           316,325
     General and administrative                                 478,902           337,820         1,619,387         1,148,988
     General and administrative -- variable stock
       compensation expense/(credit)                               (918)         (167,754)          (40,620)          (45,926)
                                                            ------------------------------------------------------------------
   Total costs and expenses                                   1,493,429         1,314,240         4,372,968         4,582,274
                                                            -----------------------------------------------------------------

   Operating loss                                              (375,936)         (763,753)         (114,299)       (2,138,025)

   Interest income                                               15,371            13,048            43,659            44,533
                                                            -----------------------------------------------------------------
   Net income loss                                          $  (360,565)      $  (750,705)      $   (70,640)      $(2,093,492)
                                                            =================================================================

   Net income loss per share - basic and diluted            $     (0.04)      $     (0.09)      $       -         $     (0.26)
                                                            =================================================================
   Weighted average shares outstanding-basic & diluted        9,380,606         8,070,338         8,854,668         8,069,345
                                                            =================================================================


        See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                   -----------------------------------
                                                                        2003                  2002
                                                                   -----------------------------------
Cash flows from operating activities:
Net loss                                                           $   (70,640)            $(2,093,492)
Adjustments used to reconcile net loss to net cash used
   in operating activities:
General and Administrative variable stock compensation                 (40,620)                (45,926)
(non-cash)
Depreciation and amortization                                          186,748                 111,374
Non-cash services                                                         --                    19,200

Changes in assets and liabilities:
   Accounts receivable                                                (602,419)               (247,230)
   Other assets, net                                                   (18,211)                 91,766
   Deferred revenue                                                 (1,479,624)                627,450
   Accounts payable                                                    (40,770)                 20,015
   Accrued expenses and other liabilities                              271,060                (358,220)
                                                                   -----------------------------------
Net cash used in operating activities                               (1,794,476)             (1,875,063)
                                                                   -----------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                 (211,163)               (123,613)
                                                                   -----------------------------------
Net cash used in investing activities                                 (211,163)               (123,613)
                                                                   -----------------------------------

Cash flows from financing activities:
   Repayment of shareholder loan                                        28,499                    --
   Issuance of common stock, net of expenses                         4,120,477                   1,691
                                                                   -----------------------------------
Net cash provided by financing activities                            4,148,976                   1,691
                                                                   -----------------------------------

Foreign exchange effect on cash and cash equivalents                   161,861                 (15,956)
                                                                   -----------------------------------
Net increase/(decrease) in cash and cash equivalents                 2,305,198              (2,012,941)
Cash and cash equivalents, beginning of period                       3,611,447               4,464,863
                                                                   -----------------------------------
Cash and cash equivalents, end of period                           $ 5,916,645             $ 2,451,922
                                                                   ===================================


        See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results, including license revenue, for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) is summarized as follows:



                                          THREE MONTHS ENDED                              NINE MONTHS ENDED
                                             SEPTEMBER 30,                                  SEPTEMBER 30,
                               -----------------------------------------------------------------------------------
                                    2003                    2002                   2003                   2002
                               -----------             -----------             -----------             -----------
Net loss                       $  (360,565)            $  (750,705)            $   (70,640)            $(2,093,492)
   Foreign currency                 77,021                 (27,543)                161,861                 (15,956)
   translation                 -----------             -----------             -----------             -----------



Total                          $  (283,544)            $  (778,248)            $    91,221             $(2,109,448)
comprehensive                  ===========             ===========             ===========             ============
income/ (loss)




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

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS

No.123, the Company's net loss and net loss per share would have been reported as follows:

                                                       THREE MONTHS ENDED                                NINE MONTHS ENDED
                                                          SEPTEMBER 30,                                    SEPTEMBER 30,
                                                  2003                    2002                      2003                  2002
                                                  ----                    ----                      ----                   ----
Net loss as reported                          ($  360,565)            ($  750,705)            ($     70,640)            ($2,093,492)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards                                        (56,654)               (211,761)                 (370,457)               (520,324)
                                              ===========             ===========             =============             ===========
Pro forma net loss                            ($  417,219)            $  (962,466)            $    (441,097)            $(2,613,816)
                                              ===========             ===========             =============             ===========
Net income/(loss) per share: basic
and diluted- as reported                      ($     0.04)            ($     0.09)            $          --             ($     0.26)
                                              ===========             ===========             =============             ===========
Pro forma basic and diluted (loss)
per share                                     ($     0.04)            ($     0.12)            ($       0.05)            ($     0.32)
                                              ===========             ===========             =============             ===========



4.  SHAREHOLDERS' EQUITY

PRIVATE PLACEMENT

In July 2003, the Company concluded a private placement in Australia of 3,000,000 shares of the Company's common stock to seven accredited investors at a price of $2.00 AUD per share ($1.30 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares' fair market value on the Australian Stock Exchange (ASX) on the transaction date. The Company issued the shares in two tranches -- the first on July 25, 2003 for 625,000 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 2,375,000 shares on September 22, 2003 following shareholder approval at a special meeting of shareholders on September 19, 2003. The Company paid a placement fee of 3% of the purchase price to the Placement Agent for both tranches. The second tranche of shares included 196,000 shares sold to Mr. Duncan P.F. Mount, Chairman of the Company. The proceeds from all of the placement shares were added to the Company's general working funds to be used for general operating purposes. The shares were sold without registration under US securities laws pursuant to an exemption from such registration.

At a special meeting of the shareholders on March 26, 2003 the Company's shareholders approved the sale of 90,000 common shares and 30,000 warrant shares to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount, Chairman of the Company. The aggregate offering price was $327,375 AUD ($197,000
USD), which is net of a 3% placement fee paid to the investor. These shares were sold without registration under US securities laws pursuant to an exemption from such registration. The 30,000 warrant shares expire in November 2004 and have an exercise price of $4.20 AUD ($2.25 USD).

LIMITED RECOURSE LOANS

In 1995 and 1996, the Company issued non-recourse loans to an Australian director for the purpose of purchasing approximately 276,000 shares of the Company's stock. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the disposal of the shares. In 1999, $75,000 AUD of the loan was repaid related to the sale of 25,000 shares. In September 2003, approximately $42,000 AUD was repaid related to the sale of 20,250 shares. The $19,000 AUD balance owed to the Company related to this was repaid in October 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Catuity develops, licenses and supports customer loyalty software that enables retailers, transaction processors, product suppliers and card issuing banks to establish and administer customer incentive and loyalty programs that are completely customizable to meet their unique needs. The Catuity system functions in both the internet (e-commerce) and in-store environments using existing magnetic stripe cards and/or smart cards.

During the third quarter of 2003, Target Corporation completed the installation of Catuity's loyalty software on cash registers in their U.S. stores. A pilot of the system began in July 2003. As part of the pilot, Target Visa cardholders can visit the Target website, or an in-store kiosk, where they can download electronic coupons directly to their cards. Upon presentation of the card for payment at the cash register, these coupons are instantly redeemed. During the third quarter, Catuity recorded license revenue related to the annual renewal of its agreement with Target.

The Company anticipates uneven license revenue recognition between fiscal quarters until its base of customers using the system is expanded.

OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUE

Total revenues for the three month period ended September 30 ("third quarter") increased $567,000, or 103%, to $1,117,000 in 2003 compared to 2002, and increased $1,815,000, or 74%, to $4,259,000 for the nine month period ended September 30, 2003 compared to the same period in 2002. The third quarter increase was primarily due to software development work for a major customer. The nine-month period increase was principally due to the recognition of $1,072,000 of license revenue in the first quarter of 2003 and the recognition of $585,000 of license revenue in the second quarter of 2003, principally from Visa and Target. These amounts were included in deferred revenue on the Company's balance sheet as of December 31, 2002 and were recognized as revenue in 2003 based on customer acceptance and the delivery of all elements essential to the functionality of the software .

COST OF SOFTWARE DEVELOPMENT REVENUE

Direct cost of software development revenue primarily consists of salaries, employee benefits, related expenses and overhead for the portion of time spent by the Company's technical staff located in Sydney Australia and its project managers and business analysts located in Arlington Virginia, on software development activities. Direct cost of software development increased $236,000, or 203%, in the third quarter of 2003 over the third quarter of 2002, while software development revenue increased by $457,000, or 354%, over the same period. For the nine months ended September 30, 2003, the cost of software development revenue increased $68,000, or 7%, compared with the corresponding 2002 period. Software development revenue increased by $201,000, or 13%, over the same period. The increase in expense and revenue for both the three- and nine-month periods was due to an increase in the amount of customer-related development work in 2003 compared to the same periods in 2002.


COST OF SERVICE REVENUE

Direct cost of service revenue primarily consists of salaries, employee benefits, related expenses and overhead for the customer implementation and support staff in Arlington Virginia, for the portion of their time spent on service related activities. Direct cost of service decreased $84,000, or 21%, in the third quarter of 2003 over the third quarter of 2002, while the Service revenue increased by $32,000, or 8%, over the same period. For the nine months ended September 30, 2003, direct cost of service decreased $173,000, or 22%, compared with the corresponding 2002 period. Service revenue decreased by $98,000, or 12%, over the same period. The decrease in cost for both the three- and nine-month periods was principally due to the elimination of the use of outside contractors in 2003.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $69,000, or 19%, in the third quarter of 2003 compared to the third quarter of 2002. The third quarter decrease was primarily due to reductions in staff size. Expenses for the nine months ended September 30, 2003, decreased $500,000, or 34%, compared with the corresponding 2002 period. The nine-month period decrease was principally due to reductions in staff size, travel, marketing related costs, and outside professional services.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by the technical staff in Sydney Australia, for the portion of their time spent on research and development activities. Research and development expenses decreased $211,000 in the third quarter of 2003 compared to the third quarter of 2002. Expenses for the nine months ended September 30, 2003, decreased $79,000 compared with the corresponding 2002 period. The decrease of $211,000 and $79,000 for the three- and nine-month periods was principally due to the technical team's increased focus on software development activities for customers in 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional services fees. General and administrative expenses increased $140,000 in the third quarter of 2003 over the third quarter of 2002. Expenses for the nine months ended September 30, 2003, increased $469,000 compared with the corresponding 2002 period. The third quarter increase was primarily due to higher professional fees in the third quarter of 2003 and a non-recurring reversal of accrued legal fees in the third quarter of 2002. The nine-month period increase was primarily the result of a second quarter accrual recorded for severance pay for the Company's former Chairman, per contractual obligations and the reversal of accrued legal fees in 2002.

GENERAL AND ADMINISTRATIVE - VARIABLE STOCK COMPENSATION

General and administrative - variable stock compensation expense/(credits) are due to the Company's 1995 non-recourse loans to a former director to acquire stock and are non-cash in nature. During the three-month period ended September 30, 2003, credits of $918 were recorded due to a minor decline in the Company's stock price relative to the price on June 30, 2003. In the same period in 2002, a credit of $168,000 was recorded. For the nine-month period ended September 30, 2003 a credit of $41,000 was recorded due to downward movement in the Company's stock price since December 31, 2002. In the same period in 2002, a credit of $46,000 was recorded.

LIQUIDITY AND CAPITAL RESOURCES

In July 2003, the Company concluded a private placement in Australia of 3,000,000 shares of the Company's common stock to seven accredited investors at a price of $2.00 AUD per share ($1.30 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares' fair market value on the Australian Stock Exchange (ASX) on the transaction date. The Company issued the shares in two tranches -- the first on July 25, 2003 for 625,000 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 2,375,000 shares on September 22, 2003 following shareholder approval at a special meeting of shareholders on September 19, 2003. The second tranche of shares included 196,000 shares sold to Mr. Duncan P.F. Mount, Chairman of the Company. The Company paid a placement fee of 3% of the purchase price to the Placement Agent for both tranches. The proceeds were added to the Company's general working funds to be used for general operating purposes. These shares were sold without registration under US securities laws pursuant to an exemption from such registration.

As of September 30, 2003, the Company had approximately $5,917,000 in cash and cash equivalents, an increase of $2,305,000 from December 31, 2002. Net cash used in operating activities was $1,794,000 for the nine-month period ended September 30, 2003 compared with $1,875,000 for the nine-month period ended September 30, 2002. The increase in net income for the nine month period ended September 30, 2003 compared with the same period in

2002, was offset by the decrease in deferred revenue.

Cash used in investing activities was $211,000 for the nine-month period ended September 30, 2003 compared with $124,000 for the nine-month period ended September 30, 2002. The approximately $87,000 increase was primarily due to purchased software, and the replacement of servers in the Company's offices in Arlington and Sydney.

Cash obtained from financing activities was $4,149,000 for the nine-month period ended September 30, 2003 compared with $2,000 for the nine-month period ended September 30, 2002. The significant increase was related to cash received from the private placement of 3,000,000 shares of common stock to seven accredited investors, shares of common stock purchased by executives at fair market value under the Executive Director Stock Purchase Plan, and the Executive Stock Purchase Plan.

The foreign currency effect on cash was a positive $162,000 during the nine-month period ended September 30, 2003 primarily due to the strengthening of the Australian dollar against the U.S. dollar and higher cash balances held in Australia during the period.

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

As of September 30, 2003 and 2002 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk were $3,500,000 and $161,000. The potential decrease/(increase) in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $350,000 and $16,100.

The Company is also exposed to interest rate risk on its deposits of cash, which is affected by changes in the general level of interest rates in the United States and Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.

ITEM 4.  CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the period ended September 30, 2003, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2003, the Company concluded a private placement in Australia of 3,000,000 shares of the Company's common stock to seven accredited investors at a price of $2.00 AUD per share ($1.30 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares' fair market value on the Australian Stock Exchange (ASX) on the transaction date. The Company issued the shares in two tranches -- the first on July 25, 2003 for 625,000 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 2,375,000 shares on September 22, 2003 following shareholder approval at a special meeting of shareholders on September 19, 2003. The second tranche of shares included 196,000 shares sold to Mr. Duncan P.F. Mount, Chairman of the Company. The Company paid a placement fee of 3% of the purchase price to the Placement Agent for both tranches. The proceeds were added to the Company's general working funds to be used for general operating purposes. These shares were sold without registration under US securities laws pursuant to an exemption from such registration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2003, Catuity held a special shareholder meeting at which time the shareholders approved all proposals.

The tabulation of the voting on each of the resolutions put before the shareholders is as follows:




                                  VOTES              VOTES
RESOLUTION                         FOR              AGAINST        ABSTAIN           BROKER NON-VOTES    TOTAL
----------------------------------------------------------------------------------------------------------------
1.  Approve the issue of        2,696,233           511,700        507,325               5,557,704     9,272,962
196,000 shares of common
stock

2.  Approve the issue of        3,200,567           511,496          3,325               5,557,574     9,272,962
800,000 shares of common
stock

3.  Approve the issue of        2,888,547           511,496        315,215               5,557,704     9,272,962
637,500 shares of common
stock

4.  Approve the issue of        3,145,222           566,561          3,475               5,557,704     9,272,962
250,000 shares of common
stock

5.  Approve the issue of        2,290,987           511,496        912,775               5,557,704     9,272,962
237,500 shares of common
stock

6.  Approve the issue of        3,192,854           510,916          3,625               5,565,567     9,272,962
154,000 shares of common
stock

7.  Approve the issue of        3,192,904           510,866          3,625               5,565,567     9,272,962
100,000 shares of common
stock

8.  Subsequently approve        2,977,384           222,686        507,325               5,565,567     9,272,962
the issue of 90,000 shares
of common stock

9.  Subsequently approve        3,164,698           227,482        315,215               5,565,567     9,272,962
the issue of 453,666 shares
of common stock

10. Subsequently approve        2,234,831           247,749      1,224,815               5,565,567     9,272,962
the issue of 625,000 shares
of common stock


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

           (a)    Exhibit          Description

                  EX-31.1 Certification by Michael V. Howe, President and Chief Executive Officer pursuant to
                                   Section 302 of the Sarbanes-Oxley Act of 2002

                  EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  EX-32            Certifications pursuant to  pursuant to
                                   Section 906 of the Sarbanes-Oxley Act of 2002


           (b)    Reports on Form 8-K

                  The following reports were filed on Form 8-K during the three month period ended September 30, 2003:


           Item Reported                             Financial Statements Filed?                 Filing Date
           -------------                             ---------------------------                 -----------
           Catuity completes $4 Million (US)                  No                                 7-22-03
           Private Placement

           ASX Price Query Response                           No                                 9-11-03

           Results of Special Meeting of Shareholders         No                                 9-19-03



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

                           By:  /s/ Michael V. Howe
                                -------------------
                                 Michael V. Howe
                                 President and Chief Executive Officer


                           By:  /s/ John H. Lowry
                                -----------------
                                 John H. Lowry
                                 Chief Financial Officer

Date:  November 13, 2003

                                 EXHIBIT INDEX

EXHIBIT NUMBER                  DESCRIPTION

   EX-31.1 Certification by Michael V. Howe, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   EX-32 Certifications pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002