Form 10-K
period 2003-12-31
CATUITY INC
filed 2004-03-12
CIK 1109740

                                      2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

        (MARK ONE)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2003

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ----------------  -------------------

                        Commission File Number 000-30045

                                 ---------------

                                  CATUITY, INC.
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

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE     NASDAQ SMALL CAP MARKET

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes | | No |X|

At June 30, 2003 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $13,053,364 based on the last sale price as reported on the Nasdaq Small Cap Market. As of February 29, 2004 there were 11,661,417 shares of the Registrant's common stock outstanding, par value $.001 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates the information required by Items 11, 12, 13, and 14 by reference to its proxy statement to be furnished to shareholders for its Annual Meeting of Shareholders to be held in May 2004.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to; changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the timing and speed with which our major customers and prospects execute their plans for the use of our loyalty software; the demand for, timing and market acceptance of smart cards by card issuing banks and major retailers; continued development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company's products, reduce their requirements or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1.  BUSINESS

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company's website, located at http://www.catuity.com, as soon as reasonably practicable after reports have been filed with the Securities and Exchange Commission, or SEC. The SEC also maintains an Internet site at http://www.sec.gov where these reports and other information about the Company can be obtained.

INTRODUCTION

Catuity is a software development company that provides a real time, multi-program marketing platform for loyalty and incentive programs delivered at the point of sale during the transaction process.

Our software, referred to here as the "Catuity System", delivers purchase information about the consumer to the point of sale at the time of a transaction. This capability is critical to:

      -     rewarding and encouraging profitable customer behavior

      -     enhancing the consumer's experience;

      -     creating habits and changing behavior; and

      -     the success of customer relationship management (CRM) programs.

The Catuity System empowers businesses to design, deliver and electronically administer consumer incentive and loyalty programs, based on this information. The Catuity System can operate in almost any point of sale (POS) environment - from large-scale multi-lane retail chains, to small convenience stores, to pure e-commerce retailers. The Catuity System addresses the complete marketing lifecycle, irrespective of the sales channel.

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

             OUR PRODUCT ADDS VALUE TO TRADITIONAL MERCHANT/CUSTOMER
              RELATIONSHIPS BY SUPPORTING THE FOLLOWING FUNCTIONS:

      - Immediate redemption at the point of sale, at the time of the transaction. Many industry participants are able to analyze data but few are able to deliver a reward or incentive at the point of sale at the time of transaction when customers are truly engaged;

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

      - Utilizing the transaction data generated by the Catuity System in combination with data from the legacy systems to enhance customer relationships and create more meaningful relationship and marketing decisions reducing the operations and fulfillment costs of incentive and loyalty programs while providing timely and meaningful information to deliver a strong return on investment (ROI).

The following schematic shows the various components of the Catuity System and their interaction with external entities. Simply stated, in a typical configuration a consumer presents a card (identification device) at a point of sale terminal or cash register. That cardholder is "recognized" by the Catuity software resident in the merchant POS or cash register, which then communicates with the Catuity Program Manager to match the cardholder to their loyalty profile and apply the "rules" of the specific loyalty program. If the purchase is via credit card then the request for "payment authorization" passes through to a payment processor. The Loyalty Database Host needs to interface with a number of merchant databases or services such as a customer service call center, CRM software system, credit card records and data analytics.

                                [GRAPHIC OMITTED]

                  Figure 1: Catuity System overview showing the
                       interaction with external entities.

INDUSTRY SUMMARY

The loyalty and incentive industry is an estimated $85 billion industry(1); However, after decades of growth the traditional loyalty market has reached a "mature" phase - both with consumers and loyalty practitioners (retailers and card issuers).

Consumers now participate in a vast array of loyalty programs: grocery, travel, credit card, even casinos. Webflyer reports that there are over 74 million frequent flyer accounts in the US alone. The issue is that there is little to distinguish various loyalty offerings from each other. This represents an excellent opportunity for Catuity. Issuers and retailers are looking to break out of "me too" programs that were once innovative. Leading retailers, are looking to now be first to market with new and leading edge loyalty programs fueled by technology.

Catuity addresses the loyalty industry in the following manner:

      - The Catuity System is a fulfillment delivery platform, and optimizes the rewards and fulfillment process - significantly reducing the cost of traditional incentive delivery methods.

      - The true value of the Catuity System is realized by those issuers and retailers that are able to optimize their systems to utilize data from the Catuity system in conjunction with the data stored in data warehouses.

      - The Catuity System is effectively integrated into the "on-line" e-commerce world.

      -     The Catuity System supports next generation entry device interaction
            - smart cards, RFID and wireless technologies.

      - The Catuity System delivers a rich data stream to the Customer Relation Management / Analytics segment of the market.

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

These numbers are significant. A CRM system, once fully utilized, requires a way to deliver incentives or rewards in a targeted fashion; therefore growth and optimization of CRM systems and activity will positively impact demand for the Catuity System.

In total, there are approximately 24 million business establishments in the United States. Retailers that Catuity considers part of the targeted market make up an estimated 12.5 million of that number.

THE MARKET SEGMENTATION

Catuity divides the US and Canadian market into three major markets, the Issuer market; the Integrated Retail market and the General Retail market. In addition, in 2003 Catuity embarked on an international strategy encompassing card associations and their issuers as well as Channel Partners to address the international integrated retail market.

NORTH AMERICA ISSUER MARKET

Primary customers within the Issuing Market are banks that are issuing Visa branded cards, MasterCard branded cards, Discover and American Express, or affinity and co-branded cards. We are approaching this market both through the card associations and directly to the larger card issuing banks.

Some of the larger merchants in the Integrated Retail Market are also large card issuers, particularly of private label or co-branded cards. These merchants are a prime market target for Catuity.

The Issuers see the value of loyalty programs in retention of cardholders, increasing spend, and higher acquisition rates of new cardholders. Loyalty and incentive programs allow card issuers to differentiate their product from other products. Importantly, new Catuity product features will further increase the value of the Catuity system to major issuers. The concept of "spending" issuer-earned points at a merchant that has the Catuity software in store will markedly increase the immediacy, relevance and choice for credit card holders.

The total North American payment card market, excluding gift cards, is estimated to be over 1.4 billion cards in 2003. As the Catuity platform accepts all types of cards -, mag stripe, chip cards (both contact and contactless)and RFID (Radio Frequency Identification Device) - there is considerable opportunity within the Issuer market for the Catuity system to be adopted.

--------
(1) Source: Kahmann Elements report dated August 2002; Altamont Partners; IDC Consulting Group

NORTH AMERICA INTEGRATED RETAIL MARKET

Customers within the Integrated Retail market generally have the size and capability to deploy real-time incentive and reward products such as the Catuity System. Many of these very large retailers have been running antiquated and cumbersome reward programs that require costly, and much delayed, product fulfillment. They also have embraced the notion of the "gift card" over the last 5 years. They are increasingly interested in utilizing a system that can instantly deliver incentives at the point of sale, and tie rewards to their in-store merchandizing strategies. They also want to expand traditional gift cards with offers and frequency rewards - well beyond the current functionality of most gift card programs. These customers are:

      -     Integrated Retailers:

            - Multi Lane retailers - generally supermarkets, and mass merchants. They have multiple checkout lanes at a centralized location.

            - Department Stores - retailers whose environment is characterized by payment location being in an "island" in each department.

            - Convenience store (C-store) / Petroleum chains with large numbers of outlets.

            - Leisure and Entertainment, Restaurants, theatres, entertainment venues.

      - Private label merchant issuer - a private label issuer may be a member of any one of the above merchant groups, or they may be a stand-alone entity that has created private label programs for the integrated market.

      -     Transaction processors and acquirers that cater to these merchants.

Integrated Retailers can license the complete Catuity System and operate the system themselves, or utilize the hosting services of a Catuity Channel Partner.

A payment card today is both a payment and a communication/marketing medium. Traditionally the communication has been largely blanket type advertising communication, and the marketing efforts take the form of statement "stuffers" and direct marketing efforts weeks after the original transaction. The Catuity System offers the opportunity to create instant communication as well as marketing incentives and rewards at the time and place of transaction.

Within the Integrated Retail market Catuity approaches prospects based on their size or marketplace significance (called a "tier"- tier one is generally more than 100 locations; tier two is generally 5-100 locations, and tier three, 1-5 locations). Catuity may sell directly to large retailers (i.e. tier one and larger tier two merchants) or assist our Channel Partners as "subject matter experts". Our sales efforts will be focused on those tier one merchants that have a clearly understood need for a system such as Catuity's. We leverage our Channel Partners such as the payment associations, payment acquirers/processors, and merchant services organizations when approaching these opportunities. Our Channel Partners will be used to address the tier one, tier two and tier three opportunities.

The value proposition is crucial to this market. They find value in the Catuity System in the following ways:

      - For acquisition, activation, retention and coalition marketing programs.

      - Creating a richer communications medium that is innovative and differentiated.

      -     Reducing the cost of reward fulfillment.

      -     Making rewards relevant and immediate.

      - Automating the current paper coupon process. Today's process for distributing and redeeming coupons is very unfocused from a marketing perspective, and operationally awkward and costly.

GENERAL RETAIL (SMALL RETAIL) MARKET

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

This market is generally characterized by stand-alone, non-integrated POS devices, and a relatively simplistic view towards loyalty. The value of loyalty is perceived as an extension of gift card activity. These merchants expect a very "packaged" product and selling process. While the "mom and pop" nature of this market requires a simplified packaging of basic loyalty programs, it significantly reduces the integration effort, resulting in a quicker sales cycle than the Integrated Retail market.

INTERNATIONAL

Catuity's international market focus is on the Issuer and Integrated Retail market. In order to support customers outside North America, Catuity has been developing Channel Partner relationships that will provide in-country or regionally hosted systems and the attendant support network. Both Issuers and Retailers around the world will rely on Catuity Channel Partners to provide system and program administration.

Issuer dynamics in the 3 major regions of the world, outside North America, - the United Kingdom-European Union, Asia-Pacific, and Latin-South America- are much the same as for those in North America, increasing acquisition, retention and balances of their cardholders. The primary difference among the regions is in the global migration to smart cards to combat payment fraud (discussed in greater detail in the subsequent Customer Relationships section).

OUR PRODUCT

Catuity provides application software that allows users to establish and self-administer customer loyalty programs, integrated to the payment system. Our software is targeted to a broad range of sellers of goods and services. It is especially useful for merchants who sell both through store locations and over the Internet.

Using our software, a merchant may reward its customers with a variety of valuable benefits that can be tailored to attract new customers, retain existing customers, and encourage increased purchases. Due to the flexibility of our software, reward programs may easily be established, targeted and changed. In addition, a merchant may select from a wide variety of reward options such as value in the form of points or using their own goods and services as a reward option. Our software directly connects the merchant and its customer, through real-time rewards at the point of interaction, so that the customer recognizes the merchant as the provider of the reward. The Catuity System is fully developed, tested, packaged and ready for installation.

SYSTEM FEATURES

      -     Loyalty Program Functionality:

            | | A variety of different loyalty parameters for program accumulation and redemption allow a loyalty program to be tailored to meet the needs of the merchant.

            | | Multiple loyalty types including coupons, discounts, gift card, tickets/passes and pooled points (similar to Air Miles Programs).

            | | Reward cardholders based upon the products purchased (UPC) or their overall spending patterns (basket level programs).

            | | Delivery of personalized messages to the consumer based on current or desired behaviors.

            | | Online, real time points redemption with various points value exchange ratios based on merchant or product.

            | | Stored value gift cards and electronic purse on either a standalone basis or integrated with loyalty.

      -     Merchant and Cardholder Platforms:

            | | Usable with stand alone POS devices, in integrated environments such as those found with larger multilane merchants, and/or with website (e-commerce) transactions - Concurrent use of any type of customer identification devices including magnetic stripe cards, chip cards (contact and contactless), barcode and RFID.

            | | Integration with widely used POS payment terminal applications and payment methods (e.g. Cash, Debit, Credit, RFID).

            | | Integration with legacy points based programs to offer online real time accumulation and redemption of points

            | |   Multilingual POS applications.

      -     System Administration:

            | | Central program management control and automated program rules distribution

            | | High level of granularity allowing programs to be delivered to selected locations, merchants and card groups

            | | Flexible system structure with multiple issuers, issuer card groups, merchants and merchant terminals on a single system.

            | | Interfaces to financial clearing systems (e.g. ACH) for settlement of fees , commissions and points transactions.

            | | Comprehensive reporting, extract and inquiry capabilities including XML based data extracts

      -     Security:

            | | The ability to restrict access to the system (add, delete, modify, report) based upon user ID. This includes the ability to audit system usage.

            | | Block cards if evidence of fraudulent activity is uncovered or the card is lost.

            | | Hardware or software based cryptography for data protection and authentication.

REWARD ELIGIBILITY

Our product enables the delivery of loyalty rewards at the time and point of the transaction. These rewards may be instant or delayed, based on what the retailer or issuer believes is best for its business. Our product permits a merchant, a product supplier or issuer to offer a broad range of reward eligibility, including rewards that are:

      - Triggered by reaching pre-set spending levels or performing specified purchase activities based on:

            -     the value of the activities;

            -     the frequency of the activities;

            -     the product or group of products purchased; or

            -     the timing of the activities.

      - Triggered by conducting specified activities at one, or a range of, merchants (e.g. cross-sells) or on a particular card or using a particular method of payment;

      -     Tiered based upon one, or a range of, activities or activity levels;

      -     Increased or accelerated based on achieving certain activity levels.

REWARD TYPES

The types of rewards that the merchant, product supplier or issuer may choose to offer the customer, include:

      - Fixed or percentage discounts on the immediate or a future transaction;

      -     Points accumulation and redemption in real-time;

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

PRODUCT DEVELOPMENT

Catuity's product development focus in 2003 was primarily on enhancements to our core product and customizations to the smart Rewards Platform for Visa USA and Target Corporation. In 2003, we delivered four (4) new releases and upgrades of the smart Rewards Platform. All releases and upgrades were delivered on time and passed independent user acceptance tests. Our involvement in the development of the smart Rewards Platform, has strengthened our development team. To meet the demands of our customers, we constantly improve our development and project management processes. We now have a development and project management approach which we can rely on to consistently produce high quality software in a timely manner for future customers.

Significantly in 2003, we further enhanced our core system, based on market feedback, to include support for pooled points rewards programs. This release was completed in late 2003 and is currently fully integrated into our standard product suite and ready for installation. With this new release we can now more fully support traditional points based programs with the added advantage of online accumulation and redemption of points at the point of sale. Points may be earned based on value or frequency or purchases; value or frequency of products purchased; or imported from a 3rd party source - such as an existing points based program. Points may also be redeemed online in real time at participating merchants in return for value. The exchange rate can be customized for each merchant and for specific products offered by the merchants.

This release of our software rounds out our product offering and provides a path for issuers and merchants who may already have a traditional catalog based points rewards system to migrate to an online, real-time system with the added benefit of all the other features the system currently supports.

SERVICES

Catuity provides various services to our customers from our offices in Arlington, Virginia. These services are provided as part of a Master Services Agreement and associated Statements of Work and include:

      - Installation and configuration of the Catuity system within the customer's IT infrastructure

      -     Analysis and documentation of customizations

      -     Assisting with the integration and testing of new releases

      - Identification, documentation and resolution of issues within the software

      -     Managing customization and support projects

We also routinely sign support agreements with our customers to assist with the on-going administration of their loyalty system operations.

CATUITY'S INTELLECTUAL PROPERTY

Catuity respects the intellectual property rights of others and we expect others to respect our rights. Patents protect the rights of innovators and allow them to be rewarded for their innovation. Without protection for the reward from innovation, far less research and development would be undertaken.

We file patent applications to protect our innovations and to protect the business from legal action by others. Patents also provide recognition for our innovations and demonstrate our capability and the expertise of our employees. We see patents as part of our marketing strategy as they help convince others that we are indeed specialists in our field.

Catuity believes its patents are of significant value and as part of its agreements with licensees, Catuity grants rights to use the innovations described in its patents.

Catuity has been issued three patents related to the efficient storage and management of multiple applications in offline consumer devices and the systems to manage the applications, customer devices and terminals. This patent "family" has a priority date of 1 April 1998 and includes:

                  Country                            Patent Number
                  -------                            -------------
                  United States                      6,449,684
                  United States                      6,532,518
                  Australia                             755,388

Patent applications are pending in several other areas including the European Union, Japan and Brazil.

Catuity has also been issued an Australian patent, with a priority date of 22 February 1999, which relates to the use of the Catuity System over the Internet and with traditional point of sale devices. It covers our system for managing and updating data on customer devices that are supported and controlled by a host system integrated to any number of offline and online terminals. The patent covers the operation of interactive programs and transactions that use terminals ranging from POS terminals to the Internet. This patent is pending in the United States and various other countries.

In 2003, Catuity signed a smart card loyalty patent cross-license agreement facilitated by Visa USA. The agreement gives Catuity the right to use technologies patented by the other signatories to the agreement with Visa members anywhere in the world without the risk of infringement. Catuity has also integrated an "interoperability" toolkit into our standard POS terminal software. The interoperability toolkit ensures smart cards with loyalty applets from all complying systems will be accepted by all POS devices containing loyalty software from the participating loyalty vendors. Visa's continued support and promotion of the smart card loyalty cross-license agreement reflects the long term importance that Visa places on value added applications such as loyalty. It is hoped that this initiative will be the first step in standardizing the components and interfaces used in smart card loyalty to the eventual benefit of all parties.

Catuity continues to file patent applications for innovations within our field of specialization.

CUSTOMER RELATIONSHIPS

We continue to have a strong relationship with Visa USA, a major region within the Visa worldwide organization, based on the extensive work we have completed for them over the past three years. The smart Visa Rewards Platform is fully developed and deployed with all functionality required by Visa to operate in a mass scale environment. Visa USA's first merchant customer, Target Corporation, has indicated however, that it will phase out its smart chip technology initiative over the next twelve months. We remain committed to both Target Corporation and Visa USA in supporting this system in the short-term and are hopeful that Catuity will continue to provide loyalty software services to these two customers in the future. For further discussion of this topic please refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. (Also see Item 7 - Management's Discussion &
Analysis)

Our relationships with Visa and Target have brought significant value to the Company. Catuity's license agreement with Visa provides a cross-license for us to use in our base product many of the features developed specifically for Visa and Target. This is significant because Catuity believes it has the leading real time loyalty software system in the industry. In addition to our own expertise, the valuable experience and input from two of the industry's leaders - Visa USA and Target Corporation - assures future Catuity customers that the system is robust and can work on a large scale basis in the marketplace. There are few, if any, competitors who can make the same claim.

A significant aspect of the development of the system for the Visa/Target launch was the creation by Visa USA of a software support group, consisting of representatives from three of the entities involved in the Visa smart Rewards Program. In addition, Visa USA has contracted with Catuity for other support activities not directly related to the smart Rewards. Catuity is currently working to transition from project related work to more long term development and support for generic tools and infrastructure..

Catuity also has a partner relationship with Visa International and MasterCard International to explore opportunities for payment card based loyalty programs in a number of international regions. Catuity has successfully integrated its system with the new VS3 Visa applet intended to be used internationally for value added applications on Visa chip payment cards. This system was demonstrated and deployed in a "closed-loop" pilot system at Visa International headquarters in mid 2003. Catuity continues to engage in discussions with MasterCard International and its worldwide financial members. Catuity now offers technology choices, marketing support and critical flexibility to MasterCard members. Catuity is a member of the MasterCard Vendor Program ("MVP") and the Catuity system supports the Multos platform. MasterCard in conjunction with Oberthur has successfully integrated the Catuity system into their standard value added micro chip application ("MODS") and demonstrated Catuity's loyalty software at Cartes 2003 in Paris, France.

Both of these efforts coincide with the global effort to move all payment cards to chip-based EMV (Europay, MasterCard, Visa) standards and will drastically increase the number of smart payment cards outside of the U.S. market. Though the initial thrust for the EMV standard is to use chip technology to reduce fraud, many within the payment industry feel that other types of applications need to be part of this initiative, and most importantly loyalty is being given a high priority. Depending on the business case and customer infrastructure, loyalty programs can be accessed using either the credit card's chip or the magnetic stripe. EMV compliance in the UK must be complete by the end of 2004 and most other regions in the world by the end of 2005 (though the US is looking at a timeframe much later in the decade). Our discussions with Visa and MasterCard and their member financial institutions around the world are on-going.

In February 2004, Certegy, Inc., signed a Master License Agreement and Master Services Agreement to install the Catuity system. Certegy provides credit and debit processing, check risk management and check cashing services, merchant processing and e-banking services to more than 6,000 financial institutions, 117,000 retailers and 100 million consumers worldwide. Certegy will operate Catuity's software for credit card issuers and card associations to run in various international regions. Headquartered in Alpharetta, Georgia, Certegy maintains a strong global presence with operations in the United States, United Kingdom, Ireland, France, Chile, Brazil, Australia and New Zealand. As a leading payment services provider, Certegy offers a comprehensive range of transaction processing services, check risk management solutions and integrated customer support programs that facilitate the exchange of business and consumer payments. Certegy generated more than $1 billion in revenue in 2003. The first Certegy installation of a Catuity host is expected to be completed in the first quarter of 2004.

Catuity has also developed a new interface component for integration into Verifone's new sapphire fuel payment system. Sapphire is Verifone's latest flagship fuel and convenience store payment system and the new interface allows Verifone and Catuity to jointly market real time integrated payment to existing and new customers of Verifone.

Catuity's channel partner, Electronic Merchant Systems ("EMS"), of Cleveland Ohio continues to use the Catuity System to support gift card activity on mag-stripe cards. Increasingly the Catuity System is being used to support loyalty, as the merchant base grows to include larger more sophisticated merchants. EMS currently has over 3,500 small and medium sized merchants processing gift and loyalty transactions via the Catuity System.

In 2003, Catuity signed a three-year licensing agreement with Maritz, Inc., who will operate the Catuity software through Maritz Loyalty Marketing, a business unit. Maritz Loyalty Marketing is a worldwide leader in providing customer loyalty programs and one-to-one communications for its valued clients, some of which include Citi, Sprint and Bank of America.

KESM Transaction Solutions, a Toronto-based Catuity Channel Partner has been instrumental in the growth of the Fore! Honors golf course coalition program into a national entity. In 2003 Fore!Honors added Las Vegas, Nevada, and Jacksonville, Florida, to its list of markets served and expects to add another dozen in 2004. KESM client, Pioneer Petroleum, has selected the Catuity solution as the core platform for its real-time loyalty initiative which will be piloted in 20% of its gasoline and convenience store locations in early 2004.

SALES BACKLOG

As of December 31, 2003, the Company had signed agreements with customers that are expected to result in approximately $600,000 of revenue being recorded in 2004. At December 31, 2002, the Company had approximately $200,000 of revenue related to signed agreements and projects in progress and $1.7 million of deferred license revenue, that was recorded in 2003.

COMPETITION

Our product faces competition at two levels. First, we compete with companies that provide software for customer incentive and loyalty programs for retail store locations or for Internet merchants. Second, some retail software & hardware providers, transaction processors, and others who provide services to merchants may also provide basic loyalty and gift card applications that the merchant can use. We expect competition to increase as companies expand their offerings of customer incentive and loyalty programs and provide software for retail stores and the Internet. Our ability to compete depends upon many factors, including:

      -     Our ability to successfully market our product's features;

      - The effectiveness of our solution relative to the product offerings of our competitors;

      - Our ability to continually expand the credibility of our product in the marketplace;

      - Our ability to sell to strategically important merchants, card issuers and processors;

      - Our ability to continue to attract and retain channel partners who will sell our product; and

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

REVENUE AND ASSETS BY GEOGRAPHIC LOCATION

During the years ended December 31, 2003 and 2002, 100% of our revenues were derived in the United States. During the year ended December 31, 2001, 96% of our revenues were derived in the United States, while the remaining revenue related to the Company's Australian operations.

The Company's assets are located at its headquarters in Detroit, Michigan, its product development facility in Sydney, Australia, and at its service and demonstration office in Arlington, Virginia.

EMPLOYEES

As of January 31, 2004, we had 34 full time employees, comprised of seven in customer implementation and support, 19 in product development, two in sales and marketing, five in finance and one in administration. The Company's sales & marketing effort is also fulfilled through our channel partner strategy. We do not expect the number of full time employees to increase in 2004. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be very good.

FACILITIES

Our corporate headquarters is located in Detroit, Michigan. Our implementation and support team is located in Arlington, Virginia. Our technology and product development facilities are in Sydney, Australia. We have no other foreign operations. Also see Item 2, Properties, below.

OPERATIONS

Catuity's U.S. operations are structured to expand as growth opportunities unfold. The Chief Executive Officer, who is the only staff member classified as administration, is based in our Detroit, Michigan headquarters, along with our Vice President, Sales and Marketing. We also have one sales manager located in Cincinnati, Ohio. There are three finance and accounting staff in Detroit and two in Sydney. Our customer implementation and support team is located at our Arlington, Virginia office. Our entire product development team is based in Sydney, Australia.

ITEM 2.  PROPERTIES

Our corporate headquarters and principal executive offices in North America are located in leased facilities in Detroit, Michigan consisting of approximately 1,950 square feet of office space. Our lease expired on February 1, 2004 and is renewable at our option. The lease has currently been extended on a month to month basis pending a new one year lease agreement, which will be signed through February 1, 2005..

Our office and development center is located in leased facilities in Sydney, Australia, consisting of approximately 2,060 square feet. Our lease agreement expires on December 14, 2007.

Our implementation and support center is located in leased facilities in Arlington, Virginia, consisting of approximately 1,000 square feet. Our lease agreement expires on June 30, 2004. The Company intends to either renew the existing lease or explore other leasing options prior to that date.

ITEM 3.  LEGAL PROCEEDINGS

Catuity was not a party in any legal proceedings during calendar year 2003 or as of December 31, 2003

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Catuity ("CTTY") was listed on the Nasdaq Small Cap Market beginning December 1, 2000. Chip Application Technologies (then named Card Technologies Australia) was listed on the Australian Stock Exchange ("ASX") under the trading symbol "CAT" from July 11, 1997 to November 22, 1999. On November 23, 1999, upon Catuity's acquisition of Chip Application Technologies, we replaced Chip Application Technologies as the listed entity on the ASX under the same trading symbol. We continue to be traded on the ASX.

Our high and low sales prices on the ASX and NASDAQ for each quarter within the last two fiscal years are shown below, both in Australian dollars and in U.S. dollars.

                                                 HIGH             LOW             HIGH               LOW
                             PERIOD         (AUSTRALIAN $)  (AUSTRALIAN $)  (UNITED STATES $)  (UNITED STATES $)
                             ------         --------------  --------------  -----------------  -----------------
                        2003
                        First Quarter          $  4.00         $  3.05          $  2.40            $ 1.75
                        Second Quarter         $  3.55         $  2.15          $  2.30            $ 1.40
                        Third Quarter          $  5.90         $  2.15          $  3.50            $ 1.34
                        Fourth Quarter         $  2.80         $  2.03          $  1.97            $ 1.55

                        2002
                        First Quarter          $  5.20         $  3.35          $  2.65            $ 1.91
                        Second Quarter         $  6.49         $  3.25          $  3.70            $ 1.76
                        Third Quarter          $  5.20         $  3.65          $  2.89            $ 2.18
                        Fourth Quarter         $  4.06         $  3.48          $  2.30            $ 1.90

As of February 29, 2004 there were approximately 3,158 shareholders of record of our common stock as reported to us by Computershare Investor Services, our transfer agent. To date, we have not paid any dividends on our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                       NUMBER OF                                        NUMBER OF SECURITIES
                                                       SECURITIES                                      REMAINING AVAILABLE FOR
                                                   TO BE ISSUED UPON    WEIGHTED-AVERAGE                FUTURE ISSUANCE UNDER
                                                      EXERCISE OF       EXERCISE PRICE OF             EQUITY COMPENSATION PLANS
                                                      OUTSTANDING      OUTSTANDING OPTIONS         (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                                           OPTIONS                (1)                          IN COLUMN (A)
-------------                                      -----------------   -------------------         -------------------------------
                                                          (a)                  (b)                              (c)

Equity compensation plans                               914,450              $  5.99                           284,550
approved by security holders

Equity compensation plans                                99,000
not approved by security holders

----------
(1) Some options were issued with exercise prices denominated in Australian Dollars. These amounts have been exchanged to U.S. dollars at .7495, the exchange rate on December 31, 2003.

SALES OF UNREGISTERED SECURITIES

At a special meeting of the shareholders on March 26, 2003, the Company's shareholders approved the sale of 90,000 shares of common stock for $337,500 AUD ($189,900 USD based on the foreign exchange rate in effect on the date of the transaction) and 30,000 warrant shares to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount, an independent non-executive director and Chairman of the Company, as part of the November 2002 private placement that included two other accredited investors. A placement fee of 3% of the purchase price was paid to Boom. These shares were exempt from registration based on selling to accredited investors, lack of public solicitation, and an aggregate offering price of under $5,000,000 as required under Section 4(6) of the Securities Act of 1933. The 30,000 warrant shares were purchased at an exercise price of $4.20 AUD ($2.37 USD based on the exchange rate in effect on the date of the transaction) and expire in October 2004.

In July 2003, the Company sold 625,000 shares of its common stock in the first tranche of a private placement to three accredited professional investors in Australia, Acorn Capital Limited, Herald Investment Management and Hunter Hall Investment Management Limited. The aggregate offering price was $1,250,000 AUD ($812,500 USD based on the foreign exchange rate in effect on the date of the transaction). A placement fee of 3% was paid to Linwar Securities Pty Limited as the placement agent. These shares were exempt from registration based on selling to accredited investors, lack of public solicitation, and an aggregate offering price of under $5,000,000 as required under Section 4(6) of the Securities Act of 1933. Subsequent approval for this sale was given by the Company's shareholders at a special meeting of shareholders on September 19, 2003.

The Company's shareholders also approved the sale of a further 2,375,000 shares of common stock for an aggregate offering price of $4,750,000 AUD ($ 3,087,500 based on the foreign exchange rate in effect on the date of the transaction) at the special meeting of shareholders held on September 19, 2003. These shares were sold in the second tranche of the July 2003 private placement to seven accredited professional investors, Herald Investment Management, Acorn Capital Limited, Wilson Asset Management, Hunter Hall Investment Management Limited, Bell Potter Securities, Arenya Investments Pty Limited and Mr. Duncan P.F. Mount, an independent non-executive director and Chairman of the Company. A placement fee of 3% was paid to Linwar Securities Pty Limited as the placement agent. These shares were exempt from registration based on selling to accredited investors, lack of public solicitation, and an aggregate offering price of under $5,000,000 as required under Section 4(6) of the Securities Act of 1933.

SUPPLEMENTAL SHAREHOLDER INFORMATION

The following information is provided in accordance with Australian Stock Exchange (ASX) listing requirements.

SECURITIES ISSUED

      As of February 29, 2004 the Company had issued the following securities:

                  Shares of Common Stock                  11,661,417
                  Options/warrants as listed below         1,156,822

      I. STOCK OPTIONS/WARRANTS LISTED BY EXPIRATION DATE (AS OF FEBRUARY 29,
2004)

                     OPTION/WARRANT              NUMBER OF          EXERCISE      (USD)-U.S. DOLLAR
                     EXPIRATION DATE          OPTIONS/WARRANTS       PRICE    (AUD)-AUSTRALIAN DOLLAR
                     ---------------          ----------------       -----    -----------------------
                        03/31/2004                1,000               19.25              AUD
                        04/30/2004               25,000                4.00              USD
                        06/24/2004               50,000               16.00              AUD
                        06/30/2004               20,000                9.50              AUD
                        09/30/2004                4,000                9.50              AUD
                        10/31/2004              181,222                4.20              AUD
                        06/30/2005               19,750                3.40              USD
                        06/30/2005               60,200                5.67              AUD
                        12/31/2005              100,000                2.64              USD
                        06/30/2006               46,800                8.06              AUD
                        06/30/2006                3,000                4.11              USD
                        06/30/2006               26,250                1.54              USD
                        06/30/2006               73,600                2.37              AUD
                        12/12/2006                1,000                2.30              USD
                        03/04/2007                5,000                2.15              USD
                        10/01/2008               30,000               15.86              AUD
                        12/31/2008              240,000                9.50              USD
                        12/31/2008              100,000                7.68              USD
                        12/31/2008               25,000                3.94              USD
                        06/01/2009              100,000                7.75              AUD
                        09/28/2009               10,000                5.70              AUD
                        09/28/2009                5,000                3.00              USD
                        09/30/2010                5,000                2.24              USD
                        09/30/2010               10,000                3.66              AUD
                        09/30/2011                5,000                1.85              USD
                        09/30/2011               10,000                2.80              AUD
                                              ---------
                        Total                 1,156,822

      Note:

      -     All options are unlisted and are not quoted on either Nasdaq or ASX.

      -     As of February 29, 2004 there were 41 optionholders of record.

      II. 20 LARGEST SHAREHOLDERS (AS OF FEBRUARY 29, 2004)

                                    NAME                   NUMBER OF SHARES   % OF ISSUED CAPITAL
                                    ----                  ------------------  -------------------
                    Acorn Capital Limited                     1,747,717            15.00
                    Permanent  Trustee Australia (Hunter
                    Hall)                                     1,131,300             9.70
                    National Nominees Limited                   835,173             7.16
                    D. Mount                                    700,000             6.00
                    D. L. Mac Smith                             232,647             2.00
                    A.S. Dawson                                 225,000             1.93
                    Visa U.S.A.                                 141,719             1.22
                    L.D. O'Connor                               106,534             0.91
                    Arenya Investments                          100,000             0.86
                    Merrill Lynch (Aus) Nominees P/L             73,023             0.63
                    Fairlawn Investments Pty                     71,000             0.61
                    Bellway International Limited                68,150             0.58
                    Citicorp Nominees Pty Limited                62,993             0.54
                    Pisani Investments Pty Ltd.                  58,000             0.50
                    C.J. Mc Courtie                              53,065             0.46
                    J.H. Marshall                                50,926             0.44
                    Invia Custodian Pty                          48,029             0.41
                    Munbilla Investments Ltd.                    43,250             0.37
                    H. Grennell                                  42,583             0.37
                    Sorcerer Pty Ltd.                            40,986             0.35
                                                              ---------            -----
                    Total Shares of Common Stock              5,832,095            50.03
                    Total   Shares  held  by  the  above
                    shareholders as of February 29, 2003      3,315,611            38.85

The above shareholder information is based on the Australian share register and where known, includes additional shares held in the United States market.

      III. 20 LARGEST OPTION/WARRANT-HOLDERS (AS OF FEBRUARY 29, 2004)

                                                                                  % OF
                                                          NUMBER OF         OPTIONS/WARRANTS
                                 NAME                  OPTIONS/WARRANTS           ISSUED
                                 ----                  ----------------           ------
                    M. Howe                                319,000               27.58
                    D. MacSmith                            150,000               12.97
                    J. Lowry                               125,000               10.81
                    Hunter Hall                             89,000                7.69
                    Acorn Capital                           62,222                5.38
                    Boom Australia Pty Limited              30,000                2.59
                    B. Garton                               30,000                2.59
                    Greenstone Partners                     25,000                2.16
                    S. Dawson                               25,000                2.16
                    D. Mount                                25,000                2.16
                    A. Gilman                               25,000                2.16
                    J. & P.A. Gordon                        20,500                1.77
                    D. Kilgour                              16,000                1.38
                    J. Chappell                             13,000                1.12
                    J. Otaegui                              13,000                1.12
                    R. Banting                              12,550                1.09
                    A. Bridie                               11,850                1.03
                    L. Schweichler                          11,550                1.00
                    T. Szyszko                              11,500                0.99
                    L. Kosecki                              11,300                0.98
                                                         ---------               -----
                    Total Options                        1,026,472               88.73

                IV.  SUBSTANTIAL SHAREHOLDERS (AS OF FEBRUARY 29, 2004)

As of February 29, 2004 the following individuals were recorded as substantial shareholders in the Company's Register of Substantial Shareholders:

                                  SUBSTANTIAL
                                  SHAREHOLDER                           NUMBER OF SHARES
                                  -----------                           ----------------
                           Acorn Capital Limited                            1,747,717
                           Hunter Hall Investment Management Limited        1,130,300
                           Duncan P.F. Mount                                  700,000

ITEM  6.  SELECTED FINANCIAL DATA

                                                                       FOR YEARS ENDED DECEMBER 31
                                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             2003       2002        2001       2000       1999
                                                             ----       ----        ----       ----       ----
                  INCOME STATEMENT DATA:

                  Net Revenues                               $4,982     $2,972      $1,616       $751       $638

                  Operating Loss(1)                            (678)    (2,829)     (4,119)    (3,883)    (6,170)

                  Net Loss                                     (595)    (2,769)     (3,875)    (3,811)    (6,211)

                  Net Loss per share-basic & diluted         ($0.06)    ($0.34)     ($0.49)    ($0.54)    ($1.05)


                                                                                 DECEMBER 31

                                                             2003       2002        2001       2000       1999
                                                             ----       ----        ----       ----       ----
                  BALANCE SHEET DATA:

                  Total Assets                            $6,773(2)  $4,592(3)   $5,870     $9,500(4)  $6,189(5)

                  Long-Term Debt                              --         --          --         --        854

      (1) Includes variable stock compensation of ($41,996) in 2003, ($53,363) in 2002, ($973,350) in 2001, ($716,192) in 2000 and $2,475,175 in
            1999

      (2) Includes private placements totaling 3,090,000 shares of common stock which raised $4,085,430 in net cash proceeds.

      (3) Includes a private placement of 453,666 shares of common stock which raised $925,000 in net cash proceeds.

      (4) Includes a private placement of 710,000 shares of common stock which raised $6,245,000 in net cash proceeds.

      (5) Includes the issuance of shares of common stock which raised $9,521,278 in net cash proceeds.

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

RESULTS OF OPERATIONS

OVERVIEW OF SIGNIFICANT ACTIVITIES

Catuity's Business

Catuity designs, develops, licenses and supports loyalty software that enables its customers - retailers, transaction processors, product suppliers and card issuing banks - to establish and administer a broad range of incentive and loyalty programs that are completely customizable to meet their unique needs. Our system functions in both in-store as well as internet (e-commerce) environments and works with all methods of consumer payment - existing magnetic stripe credit or debit cards, chip cards, RFID, gift cards, or cash.

Catuity Operations

Overall, our 2003 revenue grew by approximately $2 million, or 68% over 2002 to approximately $5 million. 2003 was the first year we earned a significant percentage of our total revenue from license fees. A total of approximately $1.75 million, or 35% of 2003 revenue came from license fees compared to $46,000 in 2002. License revenue in 2003 was primarily from our software installations at Visa USA and Target Corporation. As a result of the growth in our revenue and our on-going cost control efforts, the Company's loss in 2003 was reduced to approximately $600,000 from a loss of approximately $2.8 million in 2002.

Our ability to record license revenue is highly dependent on the timing with which our customers begin using our loyalty software in a production mode and follows what may be a lengthy period of time that customers require in order to be ready for such use. The speed with which our customers progress with their plans, how broadly they launch their loyalty initiatives, and how successful they are with their loyalty programs can all have a significant impact on our license revenue in any particular year. As a result, license revenue in 2003 cannot be considered an indicator of future years' license revenue levels or trends. We anticipate that license revenue in the first six months of 2004 will be less than in 2003 based on our understanding of our customers' current plans. In 2003 we recorded approximately $1,650,000 of license revenue related to the use of our software by Visa USA and Target Corporation. In February 2004, Target Corporation advised us that they intend to phase out the use of smart chip technology over the next twelve months. As a result, we do not expect to record additional license revenue from the smart Visa Rewards platform in 2004 and beyond.

In 2003, approximately $3.1 million, or 62%, of our total revenue was for software development and support services for Visa and Target. In 2004, due to the phasing out of smart chip technology by Target, we anticipate that software development and support services related to the smart Visa Rewards platform for these two customers will be approximately $550,000. This is approximately $1 million less than we had anticipated in 2004. We have established very good working relationships with both Visa and Target over the past three years. We hope to continue to work with both Target and Visa as they each develop their future plans for the use of loyalty software. We are currently examining strategies we can execute to minimize the impact of the 2004 revenue decline on our bottom line.

In May 2003, the Company and Mr. David MacSmith, its Australian based Executive Chairman, agreed not to renew Mr. MacSmith's employment services agreement when it expired in June 2003. All of Catuity's operations, other than product development, had successfully been transitioned to the U.S. in prior years and were being managed out of the U.S. As a result, the need for a full-time Executive Chairman based in Australia had been substantially reduced over time. Following Mr. MacSmith's resignation, Mr. Duncan P.F. Mount was elected as the Company's non-executive Chairman of the Board.

Total expenses decreased by approximately $140,000 or 2%, in 2003 compared to 2002. The reductions were primarily related to reductions in salary and related costs, travel, and outside professional services in 2003 and are further described below. The costs related to the Company's severance arrangements with Mr. MacSmith were expensed in 2003.

In the fourth quarter of 2003, we began developing the next generation of our loyalty software product. This effort is expected to continue into mid 2004 and involves converting the host portion of our software to Java 2 Enterprise Edition (J2EE). Once completed our software will be able to work on various hardware, operating systems and database platforms making it more appealing to prospective customers and easier to customize and maintain.

Patents

In December 2002, we received the Notice of Allowance for our second U.S. patent. It was formally issued in March 2003 bringing the Company's total number of issued patents to 5 (2 in the U.S, 2 in Australia and 1 in New Zealand). In addition, we have patents pending in the U.S., Canada, Brazil, European Union & Japan. The patent issued in the U.S. in 2003 is particularly important because of its scope involving our unique methods of data storage on smart cards. We believe our patents help us meet our strategy of protecting our intellectual property, protecting our customers' interests, and staying on the cutting edge of technology in our markets.

FISCAL YEAR ENDED 2003 COMPARED TO 2002

In 2003, gross revenues were $4,982,000. These revenues were derived from $2,323,000 in software development (an increase of $656,000 or 39% over 2002), $1,757,000 in customer license fees (an increase of $1,711,000 over 2002) and $902,000 in services relating to implementation, training and support activities (a decrease of $357,000 or 28% over 2002). The increase in software development revenue in 2003 was primarily due to the delivery of several major releases of the Smart Visa Rewards program. License revenue increased significantly in 2003 as a result of the production use of our software at Visa and Target. The decrease in service revenue in 2003 compared to 2002 was primarily due to a large service project in 2002, for which we utilized outside resources.

Direct cost of software development revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the portion of time spent by our technical staff located in Sydney, Australia, and our project managers and business analysts located in Arlington, Virginia, who also work on software development activities. Direct cost of software development increased $361,000 or 37%, to $1,342,000 for the year ended December 31, 2003 from $981,000 for the year ended December 31, 2002. Expenses incurred in Australia increased in U.S. dollar terms in 2003 due to a 20% increase in the average exchange rate for the Australian dollar compared to the U.S. dollar. 2003 expenses were also higher because more time was spent on customer related development projects in 2003 compared to 2002. The increase in direct cost of software development corresponded with the increase in software development revenue.

Direct cost of service revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the customer implementation and support staff in Arlington, Virginia, for the portion of their time spent on service related activities. Direct cost of service revenue decreased $424,000, or 38%, to $681,000 for the year ended December 31, 2003 from $1,105,000 for the year ended December 31, 2002. The decrease principally resulted from the Arlington service staff's increased focus on development and sales & marketing activities versus service related activities. The decrease in direct cost of service corresponded with the decrease in service revenue. 2003 expenses also reflected a decrease due to the elimination of the use of outside contractors, and lower costs associated with project related staff transfers from Australia.

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by the technical staff in Sydney Australia, for the portion of their time spent on research and development activities. Research and development expenses decreased $123,000, or 23%, to $416,000 for the year ended December 31, 2003 from $539,000 for the year ended December 31, 2002. The decrease principally resulted from increased efforts related to billable customer development projects versus internal research and development activities.

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $467,000, or 27%, to $1,291,000 for the year ended December 31, 2003 from $1,758,000 for the year ended December 31, 2002. The decrease was primarily related to reductions in staff size, lower professional services costs, and a decrease in travel.

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional service fees. General and administrative expenses increased $502,000, or 34%, to $1,972,000 for the year ended December 31, 2003 from $1,470,000 for the year ended December 31, 2002. On-going general & administrative expenses were consistent between 2002 and 2003. The unfavorable expense variance in 2003 compared to 2002 was primarily the result of two non-recurring credits in 2002 versus a non-recurring expense that occurred in 2003. In 2002 the reversal of accrued legal fees related to a legal settlement at costs less than anticipated and a reduction to the provision for doubtful accounts receivable resulted in non-recurring expense credits of approximately $250,000. The 2002 credits, combined with a 2003 accrual for severance pay for the Company's former Chairman, per contractual obligations, accounted for the expense increase in 2003.

General and administrative - variable stock compensation expense/(credits) are due to the Company's 1995 non-recourse loans to the Company's former Chairman to acquire stock and are of a non-cash expense/(credit) in nature. In 2003, a credit of $42,000 was recorded compared to a credit of $53,000 for the year ended December 31, 2002. The Company's variable stock compensation expense/(credits) are solely attributable to movements in the Company's stock price from period to period.

Other income increased in 2003 to $83,000 compared to $60,000 in 2002. Interest income earned in Australia was positively impacted in 2003 by a 20% increase in the average exchange rate for the Australian dollar compared to the U.S. dollar. The Company maintained a higher cash balance in Australia in 2003 compared to 2002.

FISCAL YEAR ENDED 2002 COMPARED TO 2001

In 2002, gross revenues were $2,972,000. These revenues were derived from $1,667,000 in software development (an increase of $253,000 or 18% over 2001), $1,259,000 in services relating to implementation, training, support and consulting activities (an increase of $666,000 or 112% over 2001) and $46,000 in customer license fees (an increase of $33,000 over 2001). Software development work completed in 2002 and 2001 was primarily for the Smart Visa Rewards program. In 2002, service revenue was primarily related to support for Visa and Target Corporation. In 2001 service revenue related primarily to support for Visa, Target and two other customers.

A non-cash sales discount of $404,000 was recorded in 2001 related to the issuance of shares of the Company's common stock to Visa USA, a customer. No such transaction occurred in 2002.

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

Research and Development expenses, which are incurred primarily by our technical staff in Sydney Australia, increased $67,000, or 14%, to $539,000 for the year ended December 31, 2002 from $473,000 for the year ended December 31, 2001. The increase principally resulted from early research and development efforts related to data analytics.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital Raised in 2003

In March 2003, following shareholder approval at a special meeting of shareholders, we received approximately $190,000 from the purchase of 90,000 shares of Catuity stock by Boom Australia Pty. Ltd., the family trust of Mr. Duncan P.F. Mount, a non-executive director of Catuity. The purchase was part of the private placement the Company completed in November 2002 to two other accredited investors. At the same special shareholder meeting, shareholders also approved the establishment of our Executive Director Stock Purchase Plan under which the Company's Executive Directors may elect to use payroll deferrals to purchase Catuity stock at fair market value (the closing price) on the last day of trading each month.

During 2003, the Company's Executive Directors elected to have ten percent (10%) of salary deducted for the purpose of routinely purchasing shares in the Company at the end of each month. In addition, the Company's Officers also elected to have ten percent of their salary deducted to purchase shares at fair market value (the closing price) on the last trading day of each month under the Company's Executive Stock Purchase Plan. These two plans provide a way of increasing our executive director and officer holdings in the Company and further aligning their interests with those of our shareholders. The plans do not provide any discount to our share price in the open market. Rather, they allow the executive directors and officers to increase their Catuity holdings via a routine month-end purchase of shares from the cash compensation that each participant defers on a pre-determined basis during each month. The participants did not receive any increase in compensation to participate in the plans. By mid November 2003, all shares available in the Executive Stock Purchase Plan had been purchased and the plan, in accordance with the plan document, was terminated. Both of the Company's executive directors and all four of its officers participated in the plans beginning on September 1, 2002 and during 2003. As of December 31, 2003, the Company had received approximately $90,000 from their participation in the plans.

In July 2003, we concluded a private placement of 3,000,000 shares of the Company's common stock in Australia to seven accredited investors at a price of $2.00 AUD per share ($1.30 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares' fair market value on the Australian Stock Exchange (ASX) on the transaction date. The shares were issued in two tranches - the first on July 25, 2003 for 625,000 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 2,375,000 shares on September 22, 2003 following shareholder approval at a special meeting of shareholders on September 19, 2003. A placement fee of 3% of the purchase price was paid to the Placement Agent for both tranches. The second tranche of shares included 196,000 shares sold to Mr. Duncan P.F. Mount, Chairman of the Company. The net proceeds from all of the placement shares totaled approximately $3.9 million and were added to our general working funds to be used for general operating purposes. The shares were sold without registration under US securities laws pursuant to an exemption from such registration.

Sources and Uses of Cash

As a result of the equity raised in 2003, we began 2004 with a cash balance of approximately $5,770,000 and a current ratio (current assets divided by current liabilities) of over 8 to 1. We have no debt and 2004 expenses in total are expected to be below the $5,660,000 required in 2003. In 2003, we used approximately $2,138,000 of cash from operating activities. The principal difference in cash used, compared to the approximate $600,000 loss from operations, is from the recording of approximately $1,700,000 of license revenue in 2003 that had been paid by customers prior to 2003. The timing of our license revenue recognition in 2003 was in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and is the primary reason cash flow varied significantly from our loss for the year.

Cash used in investing activities in 2003 totaled $287,000, which is a $177,000 increase from the investment of $110,000 in 2002. Most of the increase in 2003 related to an increase in the exchange rate between the Australian and U.S. dollar from December 31, 2002 to December 31, 2003. Over half of the Company's long-lived assets are in Australia. Excluding the foreign currency effect, purchases increased approximately $13,000 in 2003 compared to 2002. Purchases in 2003 included the purchase of software licenses to facilitate automated testing of our system, updating of older computer equipment for developers in Australia, and the purchase of various computer software development licenses in the U.S.

The Company, throughout its history, has been a net user of cash and we anticipate that we will experience negative cash flow in 2004 as well. The Company believes that its existing capital resources, combined with collected revenues, are adequate to meet its cash requirements for the next twelve months. We do not have any contractual obligations that require the use of cash and no other material cash requirements other than operating expenses. The Company may need to raise equity capital again in 2004 in order to maintain cash reserves and equity reserves in accordance with Nasdaq listing requirements.

As of December 31, 2003, the Company had net operating tax loss carry-forwards of $15,800,000 expiring in various amounts in 2020 and 2021 in the United States and $16,500,000 of net operating tax loss carry-forwards in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997. Utilization of the net operating loss carry-forwards in the United States are subject to limits due to continuity of ownership tests under Section 382 if the Internal Revenue Service Code.

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

Revenue Recognition

As discussed in Note 2 to our Consolidated Financial Statements, the Company has three distinct revenue streams: license revenue, software development revenue, and service revenue.

By the end of the second quarter of 2003, the Company had recognized approximately 94% of the $1.75 million in license revenue that was recorded in 2003. License revenue is recognized in accordance with Statement of Position
(SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery and acceptance of the software has occurred, no essential undelivered elements remain on the Company's part that are essential to the functionality of the delivered software, the fee is fixed and determinable, and collection has either occurred or is probable. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, based on the relative fair value of each element. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The Company has established VSOE for maintenance services. The Company generally does not provide for a right of return in its license contracts.

Software development revenue includes integration, customization and development fees of both the customer's hardware and software and the Company's software. Software development revenue is generally billed on a fixed price basis. The Company recognizes revenue on fixed price contracts on the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on hours incurred as a proportion of estimated total hours of the respective project. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met.

Service revenue includes training, consulting, installation support, post-installation support and maintenance fees. Training, consulting, installation support and post-installation support are generally billed on a time and material basis and revenue is recognized as the service is provided. Maintenance revenues are recognized ratably over the maintenance term.

The Company does not generally provide for a right of return in its customer contracts.

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

For all fixed stock-based awards issued to employees, we record an expense based on the intrinsic value, if any, of the awards and amortize the expense over the vesting period. For variable awards issued to employees, we record an expense based on the intrinsic value at each balance sheet date until the contingency is resolved and number or price is known. Had the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," the expense recorded per period could materially differ from amounts recorded under the intrinsic value method. For awards issued to third parties, we record an expense based on the fair value of the award at each balance sheet date using the Black-Scholes valuation model and amortize the expense over the vesting period.

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

LEGAL PROCEEDINGS

Catuity was not a party in any legal proceedings during calendar year 2003 or as of December 31, 2003

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

As of December 31, 2003, and 2002 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $1,940,000 and $753,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $194,000 and $75,300. Net current assets subject to foreign currency risk are larger as of December 31, 2003 compared to 2002 due to larger cash balances maintained in Australia and a higher exchange rate between the Australian dollar and the U.S. dollar in 2003.

We are also exposed to interest rate risk on deposits of cash, which are affected by changes in the general level of interest rates in the United States and Australia. Since we generally invest in very short-term interest bearing deposits, we do not believe we are subject to any material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS

             Report of Independent Auditors...................... 22

             Consolidated Balance Sheet.......................... 23

             Consolidated Statement of Operations................ 24

             Consolidated Statement of Cash Flows................ 25

             Consolidated Statement of Shareholders' Equity...... 26

             Notes to Consolidated Financial Statements.......... 27

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Catuity, Inc.

We have audited the accompanying consolidated balance sheets of Catuity, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catuity, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                      /s/ Ernst & Young LLP

Detroit, Michigan
February 26, 2004

                                  CATUITY, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                      DECEMBER 31
                                                                                2003              2002
                                                                             -----------       -----------
                  ASSETS

                  Current Assets:
                    Cash and cash equivalents                                $ 5,768,828       $ 3,611,447
                    Accounts receivable-trade, less allowance of
                      $62,000 in 2003, and $54,000 in 2002                       402,109           377,218
                    Restricted cash                                              119,009           106,568
                    Work in process                                               70,692             2,407
                    Prepaid expenses and other                                   188,423           294,195
                                                                             -----------       -----------
                  Total current assets                                         6,549,061         4,391,835

                  Property and equipment, net                                    223,466           200,417
                                                                             -----------       -----------
                  Total Assets                                               $ 6,772,527       $ 4,592,252
                                                                             ===========       ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                  Current Liabilities:
                    Accounts payable                                         $   101,335       $   302,714
                    Deferred revenue                                             110,561         1,811,926
                    Accrued compensation                                         345,476           146,143
                    Other accrued expenses                                       116,742           168,417
                    Trust liability                                               95,586            85,492
                                                                             -----------       -----------
                  Total current liabilities                                      769,700         2,514,692

                  Accrued compensation                                            59,752            79,359

                  Shareholders' equity:
                    Common stock - $.001 par value; Authorized -
                      100 million shares:  issued and outstanding
                      11,659,850 in 2003 and 8,530,610 in 2002                    11,660             8,531
                    Preferred stock - $0.001 par value; Authorized -
                      10 million shares                                               --                --
                    Additional paid-in capital                                36,968,957        33,131,863
                    Shareholder loans                                           (468,166)         (757,733)
                    Foreign currency translation adjustment                       88,299          (322,115)
                    Accumulated deficit                                      (30,657,675)      (30,062,345)
                                                                             -----------       -----------
                  Total shareholders' equity                                   5,943,075         1,998,201
                                                                             -----------       -----------
                  Total Liabilities and Shareholders' Equity                 $ 6,772,527       $ 4,592,252
                                                                             ===========       ===========

                             See accompanying notes

                                  CATUITY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31
                                                      ------------------------------------------------------------
                                                            2003                  2002                  2001
                                                      ---------------       ---------------        ---------------
                 REVENUES:
                   Software development revenue       $     2,323,441       $     1,666,890        $     1,414,214
                   Service revenue                            902,222             1,258,996                593,470
                   License revenue                          1,756,725                45,788                 12,600
                                                      ---------------       ---------------        ---------------
                   Gross revenue                            4,982,388             2,971,674              2,020,284

                   Sales discount (non-cash)                       --                    --              (403,899)
                                                      ---------------       ---------------        ---------------

                   Net revenue                              4,982,388             2,971,674              1,616,385

                   Cost of revenue:
                   Software development revenue             1,341,619               981,329                613,092
                   Service revenue                            681,445             1,105,207                815,894
                                                      ---------------       ---------------        ---------------
                   Total cost of revenue                    2,023,064             2,086,536              1,428,986

                   Gross margin                             2,959,324               885,138                187,399

                   Operating costs and expenses:
                   Research and development                   415,809               539,282                472,667
                   Sales and marketing                      1,290,899             1,758,245              2,119,502
                   General and administrative               1,972,656             1,470,324              2,687,628
                   General and administrative -
                   variable stock compensation
                  stock compensation                          (41,996)              (53,363)              (973,350)
                                                      ---------------       ---------------        ---------------

                   Total operating expenses                 3,637,368             3,714,488              4,306,447
                                                      ---------------       ---------------        ---------------

                   Operating loss                            (678,044)           (2,829,350)            (4,119,048)

                   Interest income                             82,714                60,195                243,846
                                                      ---------------       ---------------        ---------------

                   Net loss                           $      (595,330)      $    (2,769,155)       $    (3,875,202)
                                                      ===============       ================       ===============

                   Net loss per share - basic &
                     diluted                          $         (0.06)      $         (0.34)       $         (0.49)
                                                      ================      ===============        ===============

                   Weighted average shares
                     outstanding-basic & diluted             9,560,968            8,123,357              7,935,137
                                                      ================      ===============        ===============

                             See accompanying notes

                                  CATUITY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31
                                                                --------------------------------------------------
                                                                   2003               2002                2001
                                                                -----------        -----------         -----------
              CASH FLOWS FROM OPERATING ACTIVITIES:
              Net Loss                                          $  (595,330)       $(2,769,155)        $(3,875,202)
              Adjustments  used to  reconcile  net loss to
              net
                 cash used in operating activities:
                 Variable stock based compensation                  (41,996)           (53,363)           (973,350)
                 Depreciation                                       264,050            125,273             110,096
                 Non cash sales discount                                 --                 --             403,899
                 Non cash services                                       --             27,751             117,797
              Changes in assets and liabilities:
                 Accounts receivable                                (24,891)           291,264            (556,784)
                 Accounts payable                                  (201,379)            31,279            (107,548)
                 Deferred revenue                                (1,701,365)           977,412             767,514
                 Accrued expenses and other liabilities             138,145           (428,159)             47,556
                 Other assets                                        25,046            118,781              70,671
                                                                -----------        -----------         -----------
              Net cash used in operating activities              (2,137,720)        (1,678,917)         (3,995,351)
              CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of property and equipment                (287,099)          (110,493)            (88,461)
                                                                -----------        -----------         -----------
              Net cash used in investing activities                (287,099)          (110,493)            (88,461)
              CASH FLOWS FROM FINANCING ACTIVITIES:
                 Issuance of common stock, net of expenses        4,130,121            941,829              41,045
                 Repayment of Shareholder Loan                       41,665                 --                  --
                                                                -----------        -----------         -----------
              Net cash provided by financing activities           4,171,786            941,829              41,045
              Foreign exchange effect on cash                       410,414             (5,835)            (51,213)
                                                                -----------        ------------        -----------
              Net increase/(decrease) in cash and cash
                 equivalents                                      2,157,381           (853,416)         (4,093,980)
              Cash and cash equivalents, beginning of
              period                                              3,611,447          4,464,863           8,558,843
                                                                -----------        -----------         -----------
              Cash and cash equivalents, end of period          $ 5,768,828        $ 3,611,447         $ 4,464,863
                                                                ===========        ===========         ===========

              Supplemental disclosure of cash flow information:
                 Taxes paid                                     $        --        $        --         $        --
                                                                ===========        ===========         ===========
                 Interest paid                                  $        --        $        --         $        --
                                                                ===========        ===========         ===========

                             See accompanying notes

                                  CATUITY, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                       COMMON STOCK         ADDITIONAL                 FOREIGN                       TOTAL
                                                             PAID IN    SHAREHOLDER   CURRENCY    ACCUMULATED   SHAREHOLDERS'
                                     SHARES     AMOUNT       CAPITAL       LOANS     TRANSLATION    DEFICIT        EQUITY
                                  ----------    -------    -----------  -----------  -----------  ------------  -------------
Balances at January 1, 2001        7,869,619      7,870     32,626,916    (757,733)    (265,067)   (23,417,988)    8,193,998
  Issuance of common stock           165,719        166        480,530                                               480,696
  Exercise of options                 28,000         28         41,017                                                41,045
  Sale of option right                                          41,000                                                41,000
  Stock based compensation                                    (973,350)                                             (973,350)
Net loss                                                                                            (3,875,202)   (3,875,202)
Foreign currency translation                                                            (51,213)                     (51,213)
                                                                                                                 -----------
  Comprehensive loss                                                                                              (3,926,415)
                                  ----------    -------    -----------   ---------    ---------   ------------   -----------
Balances at December 31, 2001      8,063,338      8,064     32,216,113    (757,733)    (316,280)   (27,293,190)    3,856,974
  Issuance of common stock           466,272        466        958,873                                               959,339
  Exercise of options                  1,000          1          1,690                                                 1,691
  Sale of option right                                           8,550                                                 8,550
  Stock based compensation                                     (53,363)                                              (53,363)
Net loss                                                                                            (2,769,155)   (2,769,155)
Foreign currency translation                                                             (5,835)                      (5,835)
                                                                                                                 -----------
  Comprehensive loss                                                                                              (2,774,990)
                                  ----------    -------    -----------   ---------    ---------   ------------   -----------
Balances at December 31, 2002      8,530,610    $ 8,531    $33,131,863   $(757,733)   $(322,115)  $(30,062,345)  $ 1,998,201
                                  ==========    =======    ===========   =========    =========   ============   ===========
  Issuance of common stock         3,128,240      3,128      4,124,693                                             4,127,821
  Exercise of options                  1,000          1          2,299                                                 2,300
  Repayment of shareholder loan                                             41,665                                    41,665
  Adjust shareholder loan to
   fair value                                                 (247,902)    247,902                                         0
  Stock based compensation                                     (41,996)                                              (41,996)
Net loss                                                                                              (595,330)     (595,330)
Foreign currency translation                                                            410,414                      410,414
                                                                                                                 -----------
  Comprehensive loss                                                                                                (184,916)
                                  ----------    -------    -----------   ---------    ---------   ------------   -----------
Balances at December 31, 2003     11,659,850    $11,660    $36,968,957   $(468,166)   $  88,299   $(30,657,675)  $ 5,943,075
                                  ==========    =======    ===========   =========    =========   ============   ===========

                             See accompanying notes

      NOTE 1. DESCRIPTION OF BUSINESS

      Catuity, Inc. and subsidiaries (the "Company") designs, develops, and markets multi-program systems that provide loyalty and incentive marketing solutions. The Company's principal customers are retailers, card issuing banks and processors for consumer purchases in stores as well as over the Internet. These solutions are intended to increase customer retention, increase the customer base and reduce costs for merchants. The Company provides full program services and network system software that directly connect the seller and the buyer across all purchasing channels, irrespective of payment method.

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

      License Revenue: License revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on the Company's part with regard to implementation, the fee is fixed and determinable, and collectibility is probable. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, based on the relative fair value of each element. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The Company has established VSOE for maintenance services. The Company does not generally provide for a right of return in its license contracts.

      Software Development Revenue: Software development revenue includes integration, customization and development fees of both the customer's hardware and software and the Company's software. Software development revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts using the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on hours incurred as a proportion of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. The Company generally does not provide for a right of return in its software development contracts.

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

      ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The credit risk associated with trade receivables is limited due to the size and creditworthiness of the Company's customers. The Company generally does not require collateral for its trade receivables. Visa USA made up 97% of the Company's accounts receivable balance at December 31, 2003. The loss of that customer would have a material effect on the Company's operations.

      The Company records an allowance against gross accounts receivable to provide for doubtful accounts. The allowance is estimated based on the age of the receivable, specific circumstances surrounding the collection of an invoice and historical data on allowances as a percentage of aged accounts receivables. Actual collection on accounts may differ from the allowance the Company has estimated.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation and amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets (which range from three to ten years).

      FOREIGN CURRENCY TRANSLATION

      The accounts of the Company's Australian subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". All balance sheet accounts for the Australian subsidiaries are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses for the Australian subsidiaries are translated at the average exchange rate during the month in which the transaction occurs. All cumulative translation gains and losses are included as a separate component of shareholders' equity in the consolidated balance sheet. Currency transaction gains and losses are included in the consolidated statement of operations and are not material for all years presented.

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

      Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reported as follows:

                                                     YEAR ENDED DECEMBER 31
                                             ---------------------------------------
                                               2003           2002           2001
                                             ---------    -----------    -----------
            Net Loss as Reported             $(595,330)   $(2,769,155)   $(3,875,202)
                                             =========    ===========    ===========

            Deduct: Total stock-based
            employee compensation expense
            determined under fair value
            based method for all awards        318,404        700,604        779,530
                                             ---------    -----------    -----------

            Pro forma net loss               $(913,734)   $(3,469,759)   $(4,654,732)
                                             ---------    -----------    -----------
            Earnings per share:
             basic & diluted - as reported   $   (0.06)   $     (0.34)   $     (0.49)
                                             =========    ===========    ===========

            Pro forma basic & diluted
            loss per share                   $   (0.10)   $     (0.43)   $     (0.59)
                                             =========    ===========    ===========

      For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2003, 2002, and 2001 grants:

                                                     DECEMBER 31
                                        ---------------------------------------
                                           2002         2002            2001
                                        ---------    -----------    -----------
            Risk Free Interest Rate       2.00%         3.00%           5.00%
            Expected Dividend Yield         --            --              --
            Expected Lives (years)        0.62          1.27            2.23
            Expected Volatility           0.717         0.773          0.789

      For all fixed awards issued to employees, the Company records an expense based on the intrinsic value at the date of grant and amortizes it over the vesting period. For variable awards issued to employees, we record an expense based on the intrinsic value at each balance sheet date until the contingency is resolved and number or price is known. For variable awards issued to non-employees, the Company records an expense based on the fair value of the options at each balance sheet date.

      NOTE 3. PROPERTY AND EQUIPMENT

      Property and equipment consists of:

                                                 DECEMBER 31
                                            ----------------------
                                              2003          2002
                                            ---------    ---------
            Computer equipment              $ 605,055    $ 532,800
            Leasehold improvements             67,169       50,635
            Office furniture and equipment    139,225      122,701
                                            ---------    ---------
                                            $ 811,449    $ 706,142

            Less accumulated depreciation    (587,983)    (505,725)
                                            ---------    ---------
                                            $ 223,466    $ 200,417
                                            =========    =========

      NOTE 4. LEASES

      The Company has commitments under a non-cancelable office lease in Australia expiring December 14, 2007. Minimum future annual lease payments under this lease as of December 31, 2003 are as follows:

         2004               $109,000
         2005                119,000
         2006                119,000
         2007                124,000
                           ---------
                            $471,000

      Total rent expense on all operating leases was $232,000, $220,000 and $176,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      NOTE 5. SHAREHOLDERS' EQUITY

      LIMITED RECOURSE LOANS

      In 1995 and 1996, the Company issued non-recourse loans to an Australian director for the purpose of purchasing approximately 276,000 shares of the Company's stock. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the disposal of the shares. In 1999, $75,000 AUD of the loan was repaid related to the sale of 25,000 shares. In the fourth quarter of 2003, approximately $60,750 AUD was repaid related to the sale of 20,250 shares. In each reporting period the Company records a debit or a credit to expense for the loans based on the difference between the loan share grant price and the Company's share price at the respective period ending balance sheet dates, on a cumulative basis. For the years ended December 31, 2003, 2002 and 2001, credits of $41,996, $53,363 and
      $973,350 respectively were recorded. At December 31, 200,3 a portion of the loan was reclassified to additional paid in capital based on the fair value of the loan at that date.

      EMPLOYEE STOCK OPTION PLAN

      The Company's shareholders approved the establishment of an Employee Stock Option Plan ("Plan") at a March 2000 special meeting of shareholders. Under the Plan the Company grants stock options at an exercise price that may be determined by the Board of Directors at the time of issuance, but is generally at the closing price of the stock on the date of the grant or the average closing price of the stock for the 30 calendar days preceding the grant date, whichever is higher. Option vesting schedules are determined by the Board of Directors at the time of issuance, but are generally over three to five years from the date of the grant. Employees must exercise the options within two to six months of terminating their employment with the Company or the options lapse.

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

      OPTIONS ISSUED TO THIRD PARTIES

      While the Company did not grant options to purchase shares of common stock to third parties during 2003, options were issued during the years ended December 31, 2001 and 2002, primarily for services provided to the Company. The Company valued these options using the Black-Scholes option-pricing model. Expense relating to these options amounted to $8,550 and $41,000 for the years ended December 31, 2002, and 2001 respectively. The expense was charged to operations in the year they were granted as they vested immediately.

      SUMMARY OF STOCK OPTIONS/WARRANTS

      The following is a summary of stock and warrant activity:

                                                                   NUMBER OF         WEIGHTED AVERAGE
                                                                OPTION & WARRANT       EXERCISE PRICE
                                                                     SHARES              PER SHARE
                                                                   ---------              --------
                             Outstanding at January 1, 2001        1,074,159              $   7.76

                             Granted                                 353,550              $   4.26
                             Cancelled/lapsed                       (247,309)                 5.11
                             Exercised                               (28,000)                 1.47
                                                                   ---------              --------
                             Outstanding at December 31,  2001      1,152,400             $   6.90

                             Granted                                 306,097              $   2.71
                             Cancelled/lapsed                       (233,450)                 5.27
                             Exercised                                (1,000)                 1.69
                                                                   ---------              --------
                             Outstanding at December 31,  2002     1,224,047              $   6.35
                                                                   ---------              --------

                             Granted                                 288,375              $   2.26

                             Cancelled/lapsed                       (316,750)                 7.22

                             Exercised                                (1,000)                 2.30
                                                                   ---------              --------
                             Outstanding at December 31,  2003     1,194,672                $ 5.80

      The weighted average fair value of options/warrants granted during the three years ended December 31, 2003, 2002 and 2001 were $0.86, $1.14 and $2.69, respectively. The weighted average fair value is calculated using the Black-Scholes option-pricing model.

      The following is additional information relating to options outstanding as of December 31, 2003:

                                                OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           -----------------------------------------------------------  ---------------------------------
                                                                          WEIGHTED
                                                     WEIGHTED              AVERAGE                            WEIGHTED
                                                      AVERAGE            CONTRACTUAL                           AVERAGE
       EXERCISE PRICE            NUMBER OF           EXERCISE               LIFE              NUMBER OF       EXERCISE
            RANGE                 SHARES               PRICE               (YEARS)             SHARES           PRICE
    -------------------    ------------------- -------------------  ------------------  ------------------  -------------
    $1.54 - $   3.15             418,572             $  2.62                2.04              319,222          $  2.90
    $3.40 - $   5.81             252,200             $  4.73                3.48              207,975          $  4.87
    $6.04 - $   8.65             212,900             $  7.08                3.83              201,203          $  7.13
    $9.50 - $  14.43             311,000             $ 10.07                4.24              311,000          $ 10.07

      The dilutive effect of stock options has not been included in the loss per share calculation, as the effect would be anti-dilutive.

      COMMON STOCK

      On November 20, 2002 the members of the Board of Directors approved the establishment of an Executive Stock Purchase Plan ("Plan") for executives of the Company. Under the plan executive employees may elect to purchase shares of the Company's common stock at the closing price of the stock on the last trading day of each month beginning in December 2002. The maximum number of shares that may be purchased under the plan is 25,000 shares. The Plan terminated in November 2003 in accordance with the plan document.

      On January 21, 2003 the members of the Board of Directors adopted the Catuity, Inc. 2003 Executive Director Stock Purchase Plan ("Plan") which became effective upon approval by the Company's shareholders at a March 2003 special meeting of shareholders. Under the Plan executive directors may elect to purchase shares of the Company's common stock at the closing price of the stock on the last trading day of each month. The plan automatically terminates on the date all shares approved under the Plan have been purchased unless terminated earlier by the Board of Directors. The maximum number of shares that may be purchased under the plan is 100,000 shares.

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

      PRIVATE PLACEMENT

      In July 2003, the Company concluded a private placement in Australia of 3,000,000 shares of the Company's common stock to seven accredited investors at a price of $2.00 AUD per share ($1.30 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares' fair market value on the Australian Stock Exchange (ASX) on the transaction date. The Company issued the shares in two tranches - the first on July 25, 2003 for 625,000 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 2,375,000 shares on September 22, 2003 following shareholder approval at a special meeting of shareholders on September 19, 2003. The Company paid a placement fee of 3% of the purchase price to the Placement Agent for both tranches. The second tranche of shares included 196,000 shares sold to Mr. Duncan P.F. Mount, Chairman of the Company. The proceeds from all of the placement shares were added to the Company's general working funds to be used for general operating purposes. The shares were sold without registration under US securities laws pursuant to an exemption from such registration.

      At a special meeting of the shareholders on March 26, 2003 the Company's shareholders approved the sale of 90,000 common shares and 30,000 warrant shares to Boom Australia Pty. Ltd. ("Boom"), the family trust of Mr. Duncan P.F. Mount, Chairman of the Company. The aggregate offering price was $337,500 AUD ($189,900 USD), which is net of a 3% placement fee paid to the investor. These shares were sold without registration under US securities laws pursuant to an exemption from such registration. The 30,000 warrant shares expire in November 2004 and have an exercise price of $4.20 AUD ($2.25 USD).

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

      NOTE 6. INCOME TAXES

      The components of profit/(loss) before income taxes and extraordinary items consisted of the following:

                                                 YEAR ENDED DECEMBER 31
                                        -----------------------------------------
                                           2003           2002           2001
                                        -----------    -----------    -----------
            Domestic                    ($1,065,811)   ($3,904,994)   ($4,904,115)
            Foreign                         470,481      1,135,839      1,028,913
                                        -----------    -----------    -----------
            Loss before  income taxes
            and extraordinary item      ($  595,330)   ($2,769,155)   ($3,875,202)
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

                                                           YEAR ENDED DECEMBER 31
                                                 ---------------------------------------
                                                   2003           2002           2001
                                                 ---------    -----------    -----------
            Income taxes at statutory tax rate   $(202,412)   $  (941,513)   $(1,338,147)
            Variable stock compensation             12,599         16,009        292,005
            Utilization of operating
               loss carryforward                  (141,144)      (340,752)      (308,674)
            Valuation allowance                    362,440      1,327,700      1,667,360

            Other                                  (31,482)       (61,445)      (312,544)
                                                 ---------    -----------    -----------
            Provision for income taxes           $      --    $        --    $        --
                                                 =========    ===========    ===========

      The statutory tax rate was 34% for the years ended December 31, 2003, 2002 and 2001. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        DECEMBER 31
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------
            Deferred tax assets:
            Net operating loss carry-forwards   $ 10,327,480    $  9,541,600
            Other                                    136,052         705,113
                                                ------------    ------------
            Total deferred tax assets             10,463,532      10,246,713

            Valuation allowance                  (10,463,532)    (10,246,713)
                                                ------------    ------------
            Total net deferred tax assets       $         --    $         --
                                                ============    ============

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully reserved by a valuation allowance.

      As of December 31, 2003, the Company had operating loss carry-forwards of $15,800,000 expiring in various amounts in 2020 and 2021 in the United States and $16,500,000 in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997. Utilization of the net operating loss carry-forwards in the United States are subject to limits due to continuity of ownership tests under Section 382 if the Internal Revenue Service Code.

      NOTE 7. DEFINED CONTRIBUTION PLAN

      On behalf of its Australian employees, the Company contributes a government mandated percentage of each employees' gross salary to a defined contribution plan. The prescribed charge percentage was 9% for the year ended December 31, 2003 and 2002 and 8% for the year ended December 31, 2001. The Company's contributions were $132,321, $115,001, and $79,692 for the three years ended December 31, 2003, 2002 and 2001 respectively.

      There is a 401-K plan available for employees in the U.S. The Company has not made matching contributions to the 401-K plan to date.

      NOTE 8. RESTRICTED CASH

      The Company was and continues to be the trustee of a bank account related to the use of its Transcard software product that was discontinued in August 2001. When consumers transferred funds to their cards, the funds were deposited into this trust account. The funds were debited from the account electronically and paid to merchants when transaction information relating to cardholder usage was downloaded from merchants through a central host processing system. The Company is not entitled to the funds other than in specified circumstances such as when cards are inactive or expired. Consequently, an amount corresponding to the trust account balance is recorded as a current liability. The trust account had an ending balance of $95,586 and $88,778 at December 31, 2003 and 2002, respectively. The balance of restricted cash has increased due to changes in the exchange rate between the Australian and U.S. dollar over the three year period.

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

      NOTE 9. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

      As of December 31, 2003, the Company is organized and operates in one business segment, providing loyalty software for retailers, processors and card issuing banks. Two U.S. customers represented 85% and 14% of net revenue for the year ended December 31, 2003. In February 2004 the Company announced on Form 8-K that Target Corporation, the customer representing 14% of Catuity's revenue in 2003, intends to phase out its use of smart chip technology over the next twelve months. For further discussion on this topic please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The same U.S. two customers represented 80% and 16% of net revenue for the year ended December 31, 2002. One U.S. customer represented 70% of net revenue for the year ended December 31, 2001.

      The following table shows net revenues and long-lived assets by geographic area.

                              2003                        2002                          2001
                   -------------------------- ----------------------------  -------------------------
                    LONG-LIVED       NET       LONG-LIVED         NET         LONG-LIVED        NET
                      ASSETS       REVENUES      ASSETS         REVENUES        ASSETS       REVENUES
                   -----------  ------------- -----------    -------------  ------------- -----------
            U.S     $  88,789     $4,982,388   $  98,402       $2,971,674     $ 112,004     $1,546,748
      Australia       134,677            --      102,105              --        103,193        69,637
                    ---------     ---------    ---------       ---------      ---------     ---------
          Total     $ 223,466     $4,982,388   $ 200,417       $2,971,674     $ 215,197     $1,616,385
                    =========     ==========   =========       ==========     =========     ==========

NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                           -------------------------------------------------------
                                                            MARCH 31        JUNE 30      SEPTEMBER 30  DECEMBER 31
                                                              2003            2003           2003         2003
                                                           -----------    -----------    ------------  -----------
                            Net revenues                   $ 1,475,167    $ 1,666,009    $ 1,117,493    $ 723,719
            Total direct cost of revenue                       335,924        601,958        671,094      414,088
                                                           -----------    -----------    -----------    ---------
                            Gross Margin                   $ 1,139,243    $ 1,064,051    $   446,399    $ 309,631
            Total operating expenses (1)                       852,240      1,089,418        822,335      873,375
                                                           -----------    -----------    -----------    ---------
                 Operating income/(loss)                       287,003        (25,367)      (375,936)    (563,744)
                                                           -----------    -----------    -----------    ---------
                      Total other income                        17,687         10,602         15,371       39,054
                                                           -----------    -----------    -----------    ---------
                       Net income/(loss)                   $   304,690       ($14,765)     ($360,565)   ($524,690)
                                                           ===========    ===========    ===========    =========
            Net income/(loss) per share-
                         basic & diluted                   $      0.04    $      0.00         ($0.04)      ($0.06)
                                                           ===========    ===========    ===========    =========

                                                              MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                                2002          2002          2002           2002
                                                           -----------    -----------    ------------  -----------
                            Net revenues                   $   976,126    $   917,637    $   550,487    $ 527,424
                                                           -----------    -----------    -----------    ---------
            Total direct cost of revenue                       685,379        644,311        386,520      370,326
                                                           -----------    -----------    -----------    ---------
                            Gross Margin                   $   290,747    $   273,326    $   163,967    $ 157,098
               Total operating costs and
                            expenses (2)                       661,343      1,276,995        927,720      848,430
                                                           -----------    -----------    -----------    ---------
                          Operating Loss                      (370,596)    (1,003,669)      (763,753)    (691,332)
                                                           -----------    -----------    -----------    ---------
                      Total other income                        15,128         16,356         13,048       15,663
                                                           -----------    -----------    -----------    ---------
                                Net loss                     ($355,468)     ($987,313)     ($750,705)   ($675,669)
                                                           ===========    ===========    ===========    =========
                            Net loss per
                   share-basic & diluted                        ($0.04)        ($0.12)        ($0.09)      ($0.09)
                                                           ===========    ===========    ===========    =========

      (1) Includes non-cash variable stock compensation expense/(credit) of ($39,702), ($918), and ($1,376), in the three month periods ended June 30, September 30, and December 31, 2003 respectively. There was no non-cash variable stock compensation expense/(credit) recognized in the quarter ended March 31, 2003

      (2) Includes non-cash variable stock compensation expense/(credit) of ($63,019), $184,847, ($167,754), and ($7,437) in the three month periods ended March 31, June 30, September 30, and December 31, 2002 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      a) The following table sets forth our executive officers and directors, and their ages as of February 28, 2004.

                  NAME                 AGE                POSITION(S)
                  ----                 ---                -----------
             Duncan P.F. Mount         56     Chairman (1), (2)

             Michael V. Howe           55     Director, President and Chief Executive Officer

             Alexander S. Dawson       60     Director(1),(2)

             Alan L. Gilman            60     Director(1),(2)

             John H. Lowry III         56     Vice President, Chief Financial Officer, Treasurer and
                                              Secretary

             Douglas G. Kilgour        51     Vice President - Sales and Marketing

             Benjamin A. Garton        37     Vice President - Development and Implementation

(1)   Member, Audit Committee

(2)   Member, Compensation Committee

      Duncan P.F. Mount is currently our non-employee Chairman. He has served as our Chairman since May 2003 and as a non-employee Director of Catuity from December 1999 to May 2003, and as a non-employee Director of CAT, our wholly owned subsidiary, from March 1999 to December 1999. From October 1996 to September 1999, he was the Asian adviser to CEF.TAL Investment Management Limited, a Hong Kong based joint venture between the Canadian Imperial Bank of Commerce, Cheung Kong Holdings Limited and TAL Investment Counsel. He spent 17 years in Hong Kong as the Managing Director of Gartmore Investment Management Limited, from May 1980 to October 1988, and as managing director of CEF Investment Management Limited from May 1988 to October 1996, entities which are fund management and investment companies. From October 1996 to December 1998, he was Managing Director of CEF.TAL Australia Limited. He holds a Bachelor and Master of Arts degree in Economics and Law (Hons) from Cambridge University.

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

      Alexander S. Dawson is currently one of our non-employee Directors. He served as the Chairman of CAT, our wholly owned subsidiary, from November 1992 to December 1999. From April 1987 to January 1991, he was Chief Executive Officer of Arnotts Ltd., Australia's largest biscuit and snack food manufacturing company. From January 1988 to December 1990, he was a member of the Business Council of Australia. He served as Chairman of United Distillers (Australasia) Limited from August 1994 to March 1996. He has a Bachelor of Commerce degree from the University of New South Wales, a Master of Business Administration from Columbia University and is a Fellow of the Institute of Chartered Accountants in Australia.

      Alan L. Gilman is currently one of our non-employee Directors. He joined the Board of Directors, following his retirement from Arthur Andersen LLP, on July 1, 2000 and serves as chairman of the Audit and Compensation Committees of the Board. On February 9, 2004 he became an Executive Vice President at A. L. Damman Company. Previously Mr. Gilman spent over 20 years with Arthur Andersen LLP specializing in the retail industry. From September 1992 to August 1999 he served as the managing partner of Senn-Delaney, a unit of Arthur Andersen specializing in the retail industry. In addition to his role with Senn-Delaney, he held worldwide leadership responsibility for Arthur Andersen's retail industry and consumer products activities. Prior to September 1992, he was an Audit Partner at Arthur Andersen focusing primarily on retail distribution and advertising.

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

      Benjamin A. Garton is currently Vice President--Product Development & Implementation. He served in the same role with CAT, our wholly owned subsidiary, from March 1999 to December 1999. From November 1996 to February 1999 he was Manager of Development for CAT and from September 1994 to October 1996 he was a Senior Systems Analyst for CAT. From October 1992 to August 1994, he was Development Manager at Citibank Australia with responsibilities for electronic funds transfer switching systems.

      Each of our directors holds office until the next annual meeting of shareholders or until his successor has been duly elected or qualified or until his earlier death, resignation or removal. Executive Officers are appointed by, and serve at the discretion of, our board of directors.

      Our board of directors has an audit committee. The audit committee, among other things, makes recommendations to the board of directors concerning the engagement of independent auditors and monitors the results of our operating and internal controls as reported by management and the independent auditors. The audit committee contains at least one Financial Expert as that term is defined in SEC rules. Disclosure of Catuity's Financial Expert is incorporated by reference to the section entitled "Report of the Audit Committee of the Board of Directors" of the registrant's 2004 Proxy Statement.

      Effective February 26, 2001, the board of directors established a compensation committee. In 2003, the board of directors resolved that only independent directors could serve on the compensation committee. The compensation committee is responsible for establishing the compensation levels for our executive officers. In recommending and determining compensation, the committee takes into consideration the compensation practices of companies in the markets that the Company competes for executive talent. Incentives in the form of stock options are generally offered.

      b) Compliance With Section 16(a) of the Exchange Act

    Incorporated by reference to the section entitled "Compliance with SEC Reporting Requirements" of the registrant's 2004 Proxy Statement.

      c) Code of Ethics

      Incorporated by reference to the section entitled "Code of Ethics" of the registrant's 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the section entitled "Director Compensation" and the section entitled "Summary Compensation Table" of the registrant's 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the section entitled "Ownership of Securities" of the registrant's 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the section entitled "Certain Relationships and Related Transactions" of the registrant's 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the section entitled "Principal Accountant Fees and Services" of the registrant's 2004 Proxy Statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of the Annual Report on form 10-K:

1. All Financial Statements: The consolidated financial statements are filed as part of this report under Item 8 - "Financial Statements and Supplementary Data."

2.    Financial Statement Schedules:

SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS CATUITY, INC.

                              COLUMN A                          COLUMN B      COLUMN C         COLUMN D         COLUMN E
             -----------------------------------------         -----------   ----------      ------------    -----------
                                                                              ADDITIONS
                                                               BALANCE AT     CHARGED TO                       BALANCE
                                                                BEGINNING      COSTS AND     DEDUCTIONS-        AT END
                             DESCRIPTION                        OF PERIOD      EXPENSES       DESCRIBE         OF PERIOD
            Year Ended December 31, 2003
                 Valuation allowance for trade receivable      $    54,207   $    7,895                      $    61,922
                 Valuation allowance for deferred tax assets    10,246,713      216,819                       10,463,532

            Year Ended December 31, 2002
                 Valuation allowance for trade receivable      $   113,550   $       --       ($59,523)(1)   $    54,027
                 Valuation allowance for deferred tax assets     9,040,684     1206,029                       10,246,713

            Year Ended December 31, 2001
                 Valuation allowance for trade receivable      $    44,421   $  113,550       ($44,421)(2)   $   113,550
                 Valuation allowance for deferred tax assets     7,327,037    1,713,647                        9,040,684

            Year Ended December 31, 2000
                 Valuation allowance for trade receivable      $   157,704   $   44,421      ($157,704)(1)   $    44,421
                 Valuation allowance for deferred tax assets     5,629,506    1,697,531                        7,327,037

(1)   reduction in valuation allowance estimate

(2)   Uncollectible accounts written off.

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

                 EXHIBIT
                  NUMBER                        DESCRIPTION
                  ------                        -----------

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

                    10(r) Employment agreement between Benjamin Garton and Catuity, Inc., signed December 6, 2001, which appears as Exhibit 10r) to Registrant's Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.*

                    10(s) Amendment to Stock Option Plan, as approved by the Shareholders of Catuity, Inc. on May 24, 2001, which appears as Exhibit 10(s) to Registrant's Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. *

                    10(t) Consulting agreement between Visa U.S.A and Catuity, Inc., signed November 17, 2000, which appears as Exhibit 10(t) to Registrant's form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

                    10(u) Catuity, Inc. 2002 Executive Stock Purchase Plan, which appears as Exhibit 4.1 to Registrant's Form S-8 filed December 6, 2002, which is incorporated here in by reference.*

                    10(v) Catuity, Inc. 2003 Executive Director Stock Purchase Plan

                    21        Subsidiaries of Registrant as of March 11, 2003

                    23        Consent of Independent Public Accountants

                    24 Powers of Attorney Contained on Page 39 of this Annual Report on Form 10-K and incorporated herein by reference.

                    99.1 Audit Committee Charter, which appears as Exhibit Registrants 99.1 to Registrant's Form 10-Q filed November 14, 2000, which is incorporated herein by reference.

                    99.2 Catuity, Inc. Audit Committee charter as amended October 22, 2001, which appears as exhibit 99.2 to Registrant's Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference

                    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael V. Howe, the Registrant's Chief Executive Officer.

                    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by John H. Lowry, the Registrant's Chief Financial Officer.

                    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael V. Howe

                    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John H. Lowry III


* Indicates that exhibit is a management contract or compensatory plan or arrangement.

b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date:                                    CATUITY, INC.

                                      By:      /s/John H. Lowry
                                               ---------------------------------
                                               John H. Lowry
                                               Vice President, CFO and Secretary

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

                       SIGNATURE                   TITLE(S)                              DATE
                       ---------                   --------                              ----
                 /s/Duncan P F. Mount       Chairman and Director                   March 9, 2004
                 --------------------
                  Duncan P. F. Mount

                  /s/Michael V. Howe        President, CEO and Director             March 9, 2004
                  ------------------
                    Michael V. Howe

                /s/Alexander S. Dawson      Director                                March 9, 2004
                ----------------------
                  Alexander S. Dawson

                   /s/Alan L. Gilman        Director                                March 9, 2004
                   -----------------
                    Alan L. Gilman

                   /s/John H. Lowry         Vice President, CFO and Secretary       March 9, 2004
                   ----------------
                     John H. Lowry

                                 EXHIBIT INDEX

                 EXHIBIT
                  NUMBER                        DESCRIPTION
                  ------                        -----------

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

                    10(r) Employment agreement between Benjamin Garton and Catuity, Inc., signed December 6, 2001, which appears as Exhibit 10r) to Registrant's Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.*

                    10(s) Amendment to Stock Option Plan, as approved by the Shareholders of Catuity, Inc. on May 24, 2001, which appears as Exhibit 10(s) to Registrant's Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. *

                    10(t) Consulting agreement between Visa U.S.A and Catuity, Inc., signed November 17, 2000, which appears as Exhibit 10(t) to Registrant's form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

                    10(u) Catuity, Inc. 2002 Executive Stock Purchase Plan, which appears as Exhibit 4.1 to Registrant's Form S-8 filed December 6, 2002, which is incorporated here in by reference.*

                    10(v) Catuity, Inc. 2003 Executive Director Stock Purchase Plan

                    21        Subsidiaries of Registrant as of March 11, 2003

                    23        Consent of Independent Public Accountants

                    24 Powers of Attorney Contained on Page 39 of this Annual Report on Form 10-K and incorporated herein by reference.

                    99.1 Audit Committee Charter, which appears as Exhibit Registrants 99.1 to Registrant's Form 10-Q filed November 14, 2000, which is incorporated herein by reference.

                    99.2 Catuity, Inc. Audit Committee charter as amended October 22, 2001, which appears as exhibit 99.2 to Registrant's Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference

                    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael V. Howe, the Registrant's Chief Executive Officer.

                    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by John H. Lowry, the Registrant's Chief Financial Officer.

                    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael V. Howe

                    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John H. Lowry III

* Indicates that exhibit is a management contract or compensatory plan or arrangement.