Form 10-K/A
period 2003-12-31
CATUITY INC
filed 2004-03-18
CIK 1109740

================================================================================

                                      2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                (Amendment No. 1)
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________


                        Commission File Number 000-30045

                                 ---------------

                                  CATUITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 --------------

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

              ---------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X ]

At June 30, 2003 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $13,053,364 based on the last sale price as reported on the Nasdaq Small Cap Market. As of February 29, 2004 there were 11,661,417 shares of the Registrant's common stock outstanding, par value $.001 per share.

EXPLANATORY NOTE:

         This Amendment No. l to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of Catuity, Inc. is being filed solely to amend Exhibits 31.1 and 31.2 previously filed with the Form 10-K to comply with the current certification requirements of Item 601 (b)(31) of Regulation S-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 17, 2004                      CATUITY, INC.

                                          By: /s/John H. Lowry
                                              --------------------------
                                              John H. Lowry
                                              Vice President, CFO and Secretary

                                 Exhibit Index



Exhibit No.              Description
-----------              -----------

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael V. Howe, the Registrant's Chief Executive Officer.

   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by John H. Lowry, the Registrant's Chief Financial Officer.