Form 10-Q
period 2004-03-31
CATUITY INC
filed 2004-05-14
CIK 1109740

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

                  For the quarterly period ended March 31, 2004.

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

                                Yes ( ) No ( X )

         Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding - 11,664,862 shares as of April 30, 2004.

                                  CATUITY INC.
                                    FORM 10-Q
                                      INDEX

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets- March 31, 2004 and December 31, 2003                                          3
           Consolidated statements of operations - Three months ended March 31, 2004 and 2003                         4
           Consolidated statements of cash flows - Three months ended March 31, 2004 and 2003                         5
           Notes to Consolidated Financial Statements - March 31, 2004                                                6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      8
   Item 3. Qualitative and Quantitative Disclosure about Market Risk                                                 10
   Item 4. Controls And Procedures                                                                                   10
PART II.    OTHER INFORMATION                                                                                        11
   Item 1. Legal Proceedings                                                                                         11
   Item 2. Changes in Securities and Use of Proceeds                                                                 11
   Item 3. Defaults Upon Senior Securities                                                                           11
   Item 4. Submission of Matters to a Vote of Security Holders                                                       11
   Item 5. Other Information                                                                                         11
   Item 6. Exhibits and Reports on Form 8-K                                                                          11
SIGNATURES AND CERTIFICATIONS                                                                                        12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31, 2004         DECEMBER 31, 2003
                                                                     (Unaudited)
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $   5,258,811            $  5,768,828
  Accounts receivable, less allowance of $62,000 at                       118,998                 402,109
     March 31, 2004 and December 31, 2003
   Restricted cash                                                        234,892                 119,009
   Work in process                                                         73,533                  70,692
   Prepaid expenses and other                                             215,374                 188,423
                                                                    -------------            ------------
Total current assets                                                    5,901,608               6,549,061
  Property and equipment, net                                             225,704                 223,466
                                                                    -------------            ------------
Total assets                                                        $   6,127,312            $  6,772,527
                                                                    =============            ============

            LIABILITIES AND SHAREHOLDERS'
                        EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $     108,998            $    101,335
  Deferred revenue                                                        127,505                 110,561
  Accrued compensation                                                    247,957                 345,476
  Other accrued expenses                                                  124,661                 116,742
  Trust liability                                                          93,509                  95,586
                                                                    -------------            ------------
Total current liabilities                                                 702,630                 769,700

Accrued compensation                                                       62,520                  59,752

SHAREHOLDERS' EQUITY:
  Common stock - $.001 par value; Authorized - 100                         11,664                  11,660
      million shares: issued and outstanding -
      11,663,585 at March 31, 2004 and 11,659,850 at
      December 31, 2003
  Preferred stock - $.001 par value Authorized - 10
      million shares                                                          --                      --
  Additional paid-in capital                                           36,761,382              36,968,957
  Shareholder loans                                                      (255,389)               (468,166)
  Foreign currency translation adjustment                                 105,821                  88,299
  Accumulated deficit                                                 (31,261,316)            (30,657,675)
                                                                    -------------            ------------
Total shareholders' equity                                              5,362,162               5,943,075
                                                                    -------------            ------------
Total liabilities and shareholders' equity                          $   6,127,312            $  6,772,527
                                                                    =============            ============

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------
                                                            2004              2003
                                                        ------------      ------------
REVENUES:
  Software development revenue                           $   218,453      $    248,405
  Service revenue                                            249,283           154,337
  License revenue                                             10,800         1,072,425
                                                        ------------      ------------
Total revenues                                               478,536         1,475,167

COST OF REVENUE AND OTHER OPERATING EXPENSES:
  Cost of software development                                81,673           239,675
  Cost of service                                            157,148            96,249
  Sales and marketing                                        234,348           337,007
  Research and development                                   306,424           186,417
  General and administrative                                 333,498           328,816
                                                        ------------      ------------
Total costs and expenses                                   1,113,091         1,188,164
                                                        ------------      ------------

Operating income/(loss)                                     (634,555)          287,003

Interest income                                               30,914            17,687
                                                        ------------      ------------
Net income/(loss)                                           (603,641)     $    304,690
                                                        ============      ============

Net income/(loss) per share - basic and diluted         ($      0.05)     $       0.04
                                                        ============      ============
Weighted average shares outstanding-basic & diluted       11,660,633         8,566,498
                                                        ============      ============

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Three months ended
                                                                      March 31,
                                                            ----------------------------
                                                                2004             2003
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                           $  (603,641)     $   304,690
Adjustments used to reconcile net loss to net cash used
   in operating activities:
Depreciation                                                     34,472           57,613

Changes in assets and liabilities:
   Accounts receivable                                          283,111          270,768
   Other assets, net                                           (145,676)        (175,430)
   Deferred revenue                                              16,944       (1,165,615)
   Accounts payable                                               7,663         (240,577)
   Accrued expenses and other liabilities                       (88,908)          56,527
                                                            -----------      -----------
Net cash used in operating activities                          (496,035)        (892,024)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (36,710)         (94,013)
                                                            -----------      -----------
Net cash used in investing activities                           (36,710)         (94,013)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net of expenses                      5,206          225,094
                                                            -----------      -----------
Net cash provided by financing activities                         5,206          225,094
                                                            -----------      -----------

Foreign exchange effect on cash and cash equivalents             17,522           44,379
                                                            -----------      -----------
Net decrease in cash and cash equivalents                      (510,017)        (716,564)
Cash and cash equivalents, beginning of period                5,768,828        3,611,447
                                                            -----------      -----------
Cash and cash equivalents, end of period                    $ 5,258,811      $ 2,894,883
                                                            ===========      ===========

See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results, including license revenue, for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

The accompanying interim, consolidated financial statements should be read in conjunction the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/(loss) is summarized as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   --------------------------
                                                      2004             2003
                                                   ---------         --------
Net income/(loss)                                  $(603,641)        $304,690
   Foreign currency translation                       17,522           44,379
                                                   ---------         --------
Total comprehensive income/ (loss)                 $(586,119)        $349,069
                                                   ==========        ========

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

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No.123, the Company's net income/(loss) and net income/( loss) per share would have been reported as follows:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               2004           2003
                                                            ---------      ----------
Net income/(loss) as reported                               ($603,641)     $   304,690
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards       (28,141)        (187,547)
                                                            ---------      -----------
Pro forma net income/(loss)                                 ($631,782)     $   117,143
                                                            =========      ===========
Net income/(loss) per share: basic and diluted- as          ($   0.05)     $      0.04
reported
                                                            =========      ===========
Pro forma basic and diluted income/(loss) per share         ($   0.05)     $      0.01
                                                            =========      ===========

4. SHAREHOLDERS' EQUITY

In 1995 and 1996, the Company issued non-recourse loans to a former Australian director for the purpose of purchasing approximately 276,000 shares of the Company's stock. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the disposal of the shares. In 1999, $75,000 AUD of the loan was repaid related to the sale of 25,000 shares. In the fourth quarter of 2003, approximately $60,750 AUD was repaid related to the sale of 20,250 shares. The amount of the loan outstanding is re-valued at each respective balance sheet date if the Company's period ending fair market price per share is below the price per share at which the loan was made. The offsetting entry is made to additional paid in capital.

5. SUBSEQUENT EVENTS

On May 7, 2004 the Company received notice from the Nasdaq stock market that its daily minimum bid price had fallen, and remained, below $1.00 for 30 consecutive business days. As a result, the Company is out of compliance with Nasdaq's $1.00 minimum bid price for continued inclusion. In accordance with Section 4310 of the Nasdaq Marketplace Rules, the Company has 180 calendar days from its May 7, 2004 notification date to achieve compliance.

The Company will seek to regain compliance within the 180 day period, but has not made a final determination as to what specific action(s) it will take in order to do so. No assurance can be given that compliance will in fact be regained. The Company announced its updated strategy plans at its Annual Shareholder Meeting held at 9:30 AM on Thursday May 13, 2004 in Sydney Australia (7:30 PM on Wednesday May 12, 2004 EDT in the United States). The Company may also consider a reverse stock split as one potential means to achieve compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Catuity develops, licenses and supports customer loyalty software that enables its customers- retailers, transaction processors, product suppliers and card issuing banks- to establish and administer incentive and loyalty programs that are completely customizable to meet their unique needs. Our system functions in both the in-store as well as internet (e-commerce) environments and works with all methods of consumer payment- existing magnetic stripe credit or debit cards, chip-cards, RFID, gift cards, or cash.

As previously disclosed in press releases, Form 8-K and 10-K filings, and its 2003 annual report, in February 2004, Target Corporation advised Catuity that they intended to phase out the use of smart chip technology over the next twelve months. As a result, the Company does not expect to record additional license revenue from the smart Visa Rewards platform. We also anticipate that software development and support services related to the smart Visa Rewards platform for these two customers will decline for the remainder of 2004 and beyond.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

REVENUE

Total revenues for the three month period ended March 31 ("first quarter") decreased $996,000, to $479,000 in 2004 compared to $1,475,000 in 2003. The first quarter 2004 decrease was due to the recognition of $1,062,000 of license revenue in the first quarter of 2003 from our software installation at Visa USA. This amount had been included in deferred revenue on the Company's balance sheet as of December 31, 2002 and was recognized as revenue in the first quarter of 2003 based on customer acceptance and the delivery of all elements essential to the functionality of the software. Software development revenue decreased $30,000, or 12% in the first quarter 2004 due to fewer billable development projects compared to the same period in 2003. Service revenue increased $95,000, or 62%, in the first quarter 2004 due to increased customer support and consulting services in 2004 compared to the same period in 2003.

COST OF SOFTWARE DEVELOPMENT REVENUE

Cost of software development revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the portion of time spent by our technical staff located in Sydney, Australia and our project managers and business analysts located in Arlington, Virginia, who also work on software development activities. Cost of software development decreased $158,000, or 66%, in the first quarter of 2004 over the first quarter of 2003, and software development revenue decreased by $30,000, or 12%, over the same period. Expenses decreased due to lower use of outside contractors on customer development projects in the first quarter of 2004 compared to the first quarter of 2003.

COST OF SERVICE REVENUE

Cost of service revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the customer implementation and support staff in Arlington Virginia, for the portion of their time spent on service related activities. Cost of service increased $61,000, or 63%, in the first quarter of 2004 over the first quarter of 2003, and service revenue increased by $95,000, or 62%, over the same period. The increase in expenses for the three-month period corresponded with the increase in revenue.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $103,000, or 30%, in the first quarter of 2004 compared to the first quarter of 2003. The decrease of $103,000 was principally due to reductions in staff size and lower overhead allocations.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by the technical staff in Sydney Australia, for the portion of their time spent on furthering the development of Catuity's software products. Research and development expenses increased $120,000, or 64%, in the first quarter of 2004 compared to the first quarter of 2003. The increase of $120,000 was principally due to the technical team's focus on research and development activities related to the next generation of our loyalty software, and a 29% increase in the average exchange rate for the Australian Dollar compared to the U.S. Dollar.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional services fees. General and administrative expenses increased $5,000, or 1%, in the first quarter of 2004 over the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had approximately $5,259,000 in cash and cash equivalents, a decrease of $510,000 from December 31, 2003. Net cash used in operating activities was $496,000 for the three-month period ended March 31, 2004 compared with $892,000 for the three-month period ended March 31, 2003. The cash used in the first three months of 2003 was higher, despite the period being profitable, due to the significant reduction in deferred revenue.

Cash used in investing activities was $37,000 for the three-month period ended March 31, 2004 compared with $94,000 for the three-month period ended March 31, 2003. The approximately $57,000 decrease was primarily due to development testing software purchased in Sydney during the three month period ended March 31, 2003.

Cash provided by financing activities was $5,000 for the three-month period ended March 31, 2004 and related to shares of common stock purchased by an executive at fair market value under the Company's Executive Director Stock Purchase Plan. Cash obtained from financing activities was $225,000 for the three-month period ended March 31, 2003 and primarily related to cash received from the private placement of 90,000 shares of common stock to Duncan P.F. Mount, the Company's Chairman. The purchase of the shares in March 2003 by Mr. Mount occurred following shareholder approval for his participation in the November 2002 private placement the Company made with other accredited, institutional investors.

The foreign currency effect on cash was a positive $18,000 during the three-month period ended March 31, 2004 primarily due to the strengthening of the Australian dollar against the U.S. dollar and higher cash balances held in Australia during the period.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the timing and speed with which our major customers and prospects execute their plans for the use of our loyalty software; the demand for, timing and market acceptance of smart cards by card issuing banks and major retailers; continued development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company's products reduce their requirements or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to foreign currency exchange rate risk inherent in our expenses, assets and liabilities that are denominated in the Australian dollar. To date, we have not utilized any foreign currency hedging or other derivative instruments to reduce exchange rate risk. We do not expect to employ these or other strategies to hedge the risk in the foreseeable future.

As of March 31, 2004, and December 31, 2003 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk were $1,540,000 and $1,940,000. The potential decrease/(increase) in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $154,000 and $194,000.

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

         (a)    Exhibit        Description

                EX-31.1 Certification by Michael V. Howe, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                EX-32 Certifications pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)  Reports on Form 8-K

                The following reports were filed on Form 8-K during the three month period ended March 31, 2004:

Item Reported                       Financial Statements Filed?      Filing Date
Catuity informed of Smart Chip      No                               3-01-04
Technology Phase-Out by
Major Customer

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

                           By:  /s/ Michael V. Howe
                                -------------------
                                    Michael V. Howe
                                    President and Chief Executive Officer

                           By:  /s/ John H. Lowry
                                -----------------
                                    John H. Lowry
                                    Chief Financial Officer

Date: May 11, 2004

                                 EXHIBIT INDEX

Exhibit                                 Description
-------        -----------------------------------------------------------------
EX-31.1        Certification by Michael V. Howe, President and Chief Executive
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32 Certifications pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002