Form 10-Q
period 2004-06-30
CATUITY INC
filed 2004-08-16
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
      For the quarterly period ended June 30, 2004.

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

                                Yes (X) No ( )
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes ( ) No (X)
      Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding - 11,676,775 shares as of July 31, 2004.

                                  CATUITY INC.
                                    FORM 10-Q
                                      INDEX

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets- June 30, 2004 and December 31, 2003                                           3
           Consolidated statements of operations - Three and six months ended June 30, 2004 and 2003                  4
           Consolidated statements of cash flows - Six months ended June 30, 2004 and 2003                            5
           Notes to Consolidated Financial Statements - June 30, 2004                                                 6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      8
   Item 3. Qualitative and Quantitative Disclosure about Market Risk                                                 11
   Item 4. Controls And Procedures                                                                                   12
PART II.    OTHER INFORMATION                                                                                        13
   Item 1. Legal Proceedings                                                                                         13
   Item 2. Changes in Securities and Use of Proceeds                                                                 13
   Item 3. Defaults Upon Senior Securities                                                                           13
   Item 4. Submission of Matters to a Vote of Security Holders                                                       13
   Item 5. Other Information                                                                                         13
   Item 6. Exhibits and Reports on Form 8-K                                                                          15
SIGNATURES                                                                                                           16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                   CATUITY INC.
                                                           CONSOLIDATED BALANCE SHEETS
                                                           ---------------------------
                                                          JUNE 30, 2004     DECEMBER 31, 2003
                                                           (Unaudited)
                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $  4,082,196        $  5,768,828
  Accounts receivable, less allowance of $7,000 at
     June 30, 2004 and $62,000 at December 31, 2003             33,732             402,109
   Restricted cash                                             214,352             119,009
   Work in process                                                 146              70,692
   Prepaid expenses and other                                   99,503             188,423
                                                          ------------        ------------
Total current assets                                         4,429,929           6,549,061

  Property and equipment, net                                  197,022             223,466
                                                          ------------        ------------
Total assets                                              $  4,626,951        $  6,772,527
                                                          ============        ============
             LIABILITIES AND SHAREHOLDERS'
                        EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $     56,126        $    101,335
  Deferred revenue                                              59,528             110,561
  Accrued compensation                                         144,129             345,476
  Other accrued expenses                                       122,016             116,742
  Trust liability                                               83,692              95,586
                                                          ------------        ------------
Total current liabilities                                      465,491             769,700

Accrued compensation                                            49,179              59,752

SHAREHOLDERS' EQUITY:
  Common stock - $.001 par value; Authorized - 100
      million shares: issued and outstanding -
      11,672,541 at June 30, 2004 and 11,659,850 at
      December 31, 2003                                         11,673              11,660
  Preferred stock - $.001 par value Authorized - 10
      million shares                                                --                  --
  Additional paid-in capital                                36,721,079          36,968,957
  Shareholder loans                                           (211,072)           (468,166)
  Foreign currency translation adjustment                       (8,579)             88,299
  Accumulated deficit                                      (32,400,820)        (30,657,675)
                                                          ------------        ------------
Total shareholders' equity                                   4,112,281           5,943,075
                                                          ------------        ------------
Total liabilities and shareholders' equity                $  4,626,951        $  6,772,527
                                                          ============        ============

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                   ------------------------------      ----------------------------
                                                                       2004               2003             2004            2003
                                                                   ------------       -----------      ------------    ------------
REVENUES:
  Software development revenue                                     $     12,934       $   960,605      $    231,387    $ 1,209,010
  Service revenue                                                       111,545           120,604           360,828        274,941
  License revenue                                                        10,800           584,800            21,600      1,657,225
                                                                   ------------       -----------      ------------    -----------
Total revenues                                                          135,279         1,666,009           613,815      3,141,176

COST OF REVENUE AND OTHER OPERATING EXPENSES:
  Cost of software development                                            8,871           470,561            90,544        710,236
  Cost of service                                                        66,421           129,738           223,569        225,987
  Sales and marketing                                                   244,090           310,768           478,438        647,775
  Research and development                                              495,944             8,341           802,368        194,758
  General and administrative                                            482,748           811,670           816,246      1,140,485
  General and administrative-variable stock compensation                     --           (39,702)               --        (39,702)
                                                                   ------------       -----------      ------------    -----------
Total costs and expenses                                              1,298,074         1,691,376         2,398,165      2,879,539
                                                                   ------------       -----------      ------------    -----------
Operating income/(loss)                                              (1,162,795)          (25,367)       (1,797,350)       261,637

Interest income                                                          23,291            10,602            54,205         28,288
                                                                   ------------       -----------      ------------    -----------
Net income/(loss)                                                  $ (1,139,504)      $   (14,765)     $ (1,743,145)   $   289,925
                                                                   ============       ===========      ============    ===========

Net income/(loss) per share - basic and diluted                    $      (0.10)      $      0.00      $      (0.15)   $      0.03
                                                                   ============       ===========      ============    ===========
Weighted average shares outstanding-basic & diluted                  11,665,767         8,636,905        11,663,187      8,587,340
                                                                   ============       ===========      ============    ===========

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                             -----------------------------------------
                                                                 2004                         2003
                                                             -----------                   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                            $(1,743,145)                  $   289,925
Adjustments used to reconcile net income/(loss) to net
   cash used in operating activities:
General and Administrative variable stock compensation
(non-cash)                                                            --                       (39,702)
Depreciation                                                      22,840                       140,453

Changes in assets and liabilities:
   Accounts receivable                                           368,377                      (635,959)
   Other assets, net                                              64,122                       (12,004)
   Deferred revenue                                              (51,033)                   (1,695,957)
   Accounts payable                                              (45,209)                     (213,689)
   Accrued expenses and other liabilities                       (218,538)                      392,545
                                                             -----------                   -----------
Net cash used in operating activities                         (1,602,586)                   (1,774,388)
                                                             -----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              3,603                      (162,242)
                                                             -----------                   -----------
Net cash provided by/ (used in) investing activities               3,603                      (162,242)
                                                             -----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock, net of expenses                       9,229                       244,722
                                                             -----------                   -----------
Net cash provided by financing activities                          9,229                       244,722
                                                             -----------                   -----------

Foreign exchange effect on cash and cash equivalents             (96,878)                       84,837
                                                             -----------                   -----------
Net decrease in cash and cash equivalents                     (1,686,632)                   (1,607,071)
Cash and cash equivalents, beginning of period                 5,768,828                     3,611,447
                                                             -----------                   -----------
Cash and cash equivalents, end of period                     $ 4,082,196                   $ 2,004,376
                                                             ===========                   ===========

See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/(loss) is summarized as follows:

                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30,                           JUNE 30,
                                            ------------------------         ------------------------------
                                               2004           2003              2004                 2003
                                            -----------     --------         -----------           --------
Net income/(loss)                           $(1,139,504)    $(14,765)        $(1,743,145)          $289,925

   Foreign currency translation                (114,400)      40,461             (96,878)            84,840
                                            -----------     --------        ------------           --------
Total comprehensive income/(loss)           $(1,253,904)    $ 25,696        $ (1,840,023)          $374,765
                                            ===========     ========        ============           ========

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

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No.123, the Company's net income/(loss) and net income/( loss) per share would have been reported as follows:

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                    ---------------------------       ---------------------------
                                                        2004            2003              2004           2003
                                                    ------------     ----------       ------------     ----------
Net income/(loss) as reported                       $(1,139,504)     $ (14,765)       $(1,743,145)     $ 289,925

Deduct: Total stock-based employee                      (89,855)      (139,822)           (89,855)      (258,882)
compensation expense determined under fair
value based method for all awards
                                                    -----------      ---------        -----------      ---------
Pro forma net income/(loss)                         $(1,229,359)     $(154,587)       $(1,833,000)     $  31,043
                                                    ===========      =========        ===========      =========
Net income/ (loss) per share: basic &
diluted- as reported                                $     (0.10)     $    0.00        $     (0.15)     $    0.03
                                                    ===========      =========        ===========      =========
Pro forma basic & diluted income/(loss) per share   $     (0.10)     $   (0.02)       $     (0.16)     $    0.00
                                                    ===========      =========        ===========      =========

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

5. NASDAQ LISTING

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

The Company will seek to regain compliance within the 180 day period and is evaluating alternative ways to achieve it, including the possibility of completing a reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Catuity is a provider of Point of Sale (POS) software and services to the retail, financial and transaction processing industries.

Catuity has two major software applications developed to help the administration of customer loyalty programs. Our systems function in both in-store as well as internet (e-commerce) environments and work with all methods of consumer payment
- existing magnetic stripe credit or debit cards, chip cards, RFID, gift cards, private label payment cards, checks and cash. Loyalty programs that are based on points, frequency, discounts or coupons can be managed by a merchant electronically and can track total spend, frequency of visits and individual product based SKU purchase data.

Catuity's loyalty software is differentiated from other loyalty software applications by enabling customers to redeem valuable rewards, discounts, points and other incentive programs at the point of sale. To date, competitive technology has enabled merchants to collect data in real time and transfer that data to various databases for analytical program management. Catuity's real time technology goes the next step and allows merchants to provide rewards based on this purchase data while the customer is physically at the store or purchasing something from the store's website.

Catuity's software products can be installed in a retailer's POS environment or can be hosted by a third party processor. Both are licensed to customers. Custom built derivatives of these products can also be developed on a contract basis.

As previously disclosed in press releases, Form 8-K and 10-K filings, and in its 2003 annual report, on February 29, 2004, Target Corporation advised Catuity that it intended to phase out the use of smart chip technology over the next twelve months. As a result, the Company disclosed that it did not expect to record additional license revenue from the smart Visa Rewards platform. We also anticipated that software development and support services related to the smart Visa Rewards platform for these two customers would decline for the remainder of 2004 and beyond. The Company's second quarter 2004 financial results were negatively impacted as had been anticipated. Software development revenue in the second quarter declined by approximately $950,000 from the second quarter of 2003, primarily because there was no Visa or Target smart card development work in the quarter this year. License revenue in the quarter was down approximately $575,000 from the second quarter last year because no license revenue was recognized from Visa or Target in the quarter this year. Expenses were reduced in the second quarter by approximately $400,000 from second quarter 2003 primarily due to less expense associated with the severance of the Company's former chairman and cost reductions implemented by management.

In May of 2004, Catuity outlined a specific plan to broaden the Company's products and services around retailer needs at the point of sale and to restructure its business operations. The Company's strategy represents a shift in its focus from simply licensing its loyalty software to becoming a point of sale provider of services and solutions (including loyalty) that retailers, processors, and other merchant service providers currently budget for and need. To-date the Company has executed a number of key steps in furtherance of these plans.

In June 2004, the Company hired two key executives from Vitesse Worldwide, Inc and acquired the rights to their methodologies for completing POS conversion work. This has helped to provide the foundation for its expanded POS services business strategy. As a result, Catuity is now in various stages of discussions with new potential clients for POS service projects. The Company has also restructured its sales organization to reflect its new focus. Ron Elmore, an enterprise software industry veteran and consultant to the Company, is restructuring the sales process and identifying sales opportunities that have the potential to produce revenue in 2005. Scott Aicher, the new vice- president of sales, will oversee the Company's focus on key vertical markets including petroleum, convenience stores, small and medium size chain stores, pharmacy chains and small to mid-sized retail stores.

The Company has engaged in discussions with a number of companies regarding the sale of, or regional licenses for, the Company's Cat X software and related patents This version of software, which was principally designed as an application for smart cards, is likely to be of most interest to companies in markets that are heavily involved with EMV migration, such as Asia Pacific, the Middle East and European regions where smart cards are more widely accepted than in North America.

One key aspect of Catuity's announced strategy for growth was to actively pursue potential merger candidates that would be cash-flow positive to the company in 2005. The Company, in conjunction with its M & A advisor, is continuing to actively screen and talk with possible merger candidates that meet the Company's specific criteria.

In mid-July, the Company completed the first release of its new generation of loyalty software - the Catuity Advanced Loyalty System (CALS). The system, which is designed modularly and written in Java to be database and operating system agnostic, provides loyalty points and points redemption at the point of sale, for either the total amount spent by the consumer, or by specific products purchased at the Stock Keeping Unit level (SKU's). Catuity plans to release three additional upgrades to this software between August and October that will each add more features such as gift cards, frequency (by total amount spent or specific product), coupons, and discounts as well as some basic reporting and settlement features.

As indicated to shareholders at the Annual Meeting held on May 13, 2004 in Sydney Australia, during the second quarter, management and the board of directors addressed the four questions or concerns that had been raised by shareholders regarding certain of the Company's policies and by-laws. For complete information on the issues raised and how each has been addressed, please see Part II. Item 5 of this Form 10-Q.

OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUE

Total revenues for the three month period ended June 30 ("second quarter") decreased $1,531,000, to $135,000 in 2004 compared to $1,666,000 in 2003. The second quarter 2004 revenue decrease was primarily due to fewer billable development projects, resulting in lower software development revenue for the period and the recognition of $574,000 of license revenue in the 2nd quarter of 2003 from our software installation at Target Corporation.

Total revenues for the six month period ended June 30 decreased $2,527,000, to $614,000 in 2004 compared to $3,141,000 in 2003. The 2004 decline in license revenues accounted for the majority of the decline in total revenues in 2004 compared to 2003. There was no license revenue recognized for Visa or Target during the first six months of 2004, whereas in the corresponding 2003 period $574,000 and $1,072,000 in license fees were recognized for Target and Visa respectively. Software development revenue decreased $977,000 in 2004 due to fewer billable development projects compared to the same period in 2003. Service revenue increased $86,000 due to increased customer support and maintenance services in 2004 compared to the same period in 2003.

COST OF SOFTWARE DEVELOPMENT REVENUE

Cost of software development revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the portion of time spent by our technical staff located in Sydney, Australia and our project managers and business analysts located in Arlington, Virginia, who also work on software development activities. Cost of software development decreased $462,000, in the second quarter of 2004 compared to the second quarter of 2003. Expenses for the six months ended June 30, 2004, decreased $620,000, compared with the corresponding 2003 period. The decrease in cost for both the three- and six-month periods was due to a reduction in customer-related software development activities corresponding with the decrease in software development revenue.

COST OF SERVICE REVENUE

Cost of service revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the customer implementation and support staff in Arlington Virginia, for the portion of their time spent on service related activities. Cost of service decreased $63,000, or 49%, in the second quarter of 2004 compared to the second quarter of 2003. The decrease in expenses for the three-month period was primarily due to lower staffing and overhead costs. Expenses for the six months ended June 30, 2004, were consistent with costs incurred during the corresponding 2003 period.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $67,000, or 21%, in the second quarter of 2004 compared to the second quarter of 2003. Expenses for the six months ended June 30, 2004, decreased $169,000, or 26%, compared with the corresponding 2003 period. The decrease in cost for both the three- and six-month periods was principally due to reductions in staff size and lower overhead allocations.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by the technical staff in Sydney Australia, for the portion of their time spent on furthering the development of Catuity's software products. Research and development expenses increased $488,000, in the second quarter of 2004 compared to the second quarter of 2003. Expenses for six months ended June 30, 2004, increased $607,000 compared with the corresponding 2003 period. The increase in cost for both the three- and six-month periods was related to the technical team's focus on the development of the Company's new loyalty software suite. The first two releases of the Company's Advanced Loyalty System were completed in mid-July 2004. The remaining releases are expected to be completed in the fourth quarter of 2004.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional services fees. General and administrative expenses decreased $329,000, or 41%, in the second quarter of 2004 over the second quarter of 2003. Expenses for the six months ended June 30, 2004, decreased $324,000, or 28%, compared with the corresponding 2003 period. Costs were primarily higher in 2003 compared to 2004, for both the three- and six-month periods, due to a 2nd quarter 2003 severance pay accrual for the Company's former Chairman, per contractual obligations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had approximately $4,082,000 in cash and cash equivalents, a decrease of $1,687,000 from December 31, 2003. Net cash used in operating activities was $1,603,000 for the six-month period ended June 30, 2004 compared with $1,774,000 for the six-month period ended June 30, 2003. The cash used in the first six months of 2003 was higher, despite the period being profitable, primarily due to the significant reduction in deferred revenue.

Cash provided by investing activities was $4,000 for the six-month period ended June 30, 2004 compared with cash used of $162,000 for the six-month period ended June 30, 2003. The approximately $166,000 decrease was due to a decline in capital purchases during the six month period ended June 30, 2004 compared to the same period in 2003.

Cash provided by financing activities was $9,000 for the six-month period ended June 30, 2004 and related to shares of common stock purchased by an executive at fair market value under the Company's Executive Director Stock Purchase Plan. Cash obtained from financing activities was $245,000 for the six-month period ended June 30, 2003 and primarily related to cash received from the private placement of 90,000 shares of common stock to Duncan P.F. Mount, the Company's Chairman, and shares of common stock purchased by executives at fair market value under the Executive Director Stock Purchase Plan, and the Executive Stock Purchase Plan.

The foreign currency effect on cash was a negative $97,000 during the six-month period ended June 30, 2004 primarily due to the relative weakening of the Australian dollar against the U.S. dollar and during the period.

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

As of June 30, 2004 and December 31, 2003 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk were $955,000 and $1,940,000. The potential decrease/(increase) in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $95,500 and $194,000.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2004, Catuity held its annual meeting at which time the shareholders elected D.P.F. Mount, M.V. Howe, A.S. Dawson and A.L. Gilman as Directors of the Company for the next twelve months.

The tabulation of the voting on each of the resolutions put before the shareholders is as follows:

                                VOTES       VOTES
    RESOLUTION                   FOR       AGAINST          ABSTAIN      BROKER NON-VOTES             TOTAL
----------------------        ---------    -------          -------      ----------------           ----------
1.  Elect D.P.F. Mount        4,020,023    513,611           15,884         6,881,544               11,431,062
    Director

2.  Elect M.V. Howe           3,965,924    531,880           52,384         6,880,874               11,431,062
    Director

3.  Elect A.S. Dawson         3,970,483    540,327           39,508         6,880,744               11,431,062
    Director

4.  Elect A.L. Gilman         4,012,374    516,930           20,884         6,880,874               11,431,062
    Director

ITEM 5. OTHER INFORMATION

As indicated to shareholders at the Annual Meeting held on May 13, 2004 in Sydney Australia, during the second quarter, management and the board of directors addressed the matters that had been raised by shareholders regarding certain of the Company's policies and by-laws. Each of the concerns raised by one or more shareholders is included in the paragraphs below, along with the action taken, and a brief discussion of the reasons for the action taken.

Since its inception, Catuity's directors have been elected annually on the basis that the directors who received the most votes, given the number of board seats to be filled, would be elected or re-elected to the board. Although it has never happened, this meant that, when the number of directors standing for election or re-election is the same as the number of board seats available, a director could be elected even though he/she received fewer "FOR" votes than "AGAINST" or "WITHOLD" votes. This allows for a director to be elected by a plurality of the votes cast and is a nearly universal practice in the United States. With advice from its legal counsel, the board passed the following resolution to address this shareholder concern:

      "Catuity shall adopt the policy that a candidate for Director may be elected by a plurality of shareholder votes cast but, in the event a candidate receives fewer "FOR" votes than a majority of the shareholder votes cast, the candidate may serve as a Director only until a replacement Director is found and must resign as a

      Director at the time the independent Directors approve a replacement candidate. In no event may a Director, who received fewer "FOR" votes than a majority of the shareholder votes cast and who has not been replaced by the independent Directors prior to the next Annual General Meeting, stand for re-election."

Concern was raised that Catuity's by-laws required a majority of its shareholders to express their desire in writing to be able to call a meeting of shareholders, that a majority was too difficult an impediment, and that it should be lowered. The Company undertook an effort to understand the percentage of shareholders required by other U.S. companies in this regard. It found that the most common percentage of shareholders required, in writing, to request a shareholder meeting was in the 20% - 25% range. As a result, the board passed the following resolution to amend its by-laws:

      Subject to ASX review, and effective September 1, 2004, Article I, Section 3 of Catuity's By-laws shall be amended to read as follows; "Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by law or by Certificate of Incorporation, may be called by the Board of Directors, the Chairman of the Board or the President, and shall be called by the President or the Secretary at the request in writing of stockholders owning a twenty percent (20%) interest of the entire capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall be sent to the President and the Secretary and shall state the purpose or purposes of the proposed meeting." (changed language in italics and underscored. Catuity's amended by-laws are included as Exhibit 3(g) to this Form 10-Q.)

A concern was raised that the date used to determine the shareholders eligible to vote on matters to be brought at a shareholder meeting (the "Record Date"), was too far in advance of the meeting date. Concern was expressed that this could allow shareholders to vote who had subsequently sold their shares and that shareholders who had purchased shares since the Record Date would not be entitled to vote. In the United States a fixed Record Date is used and Delaware Corporate Law requires the Record Date to be 10 - 60 days preceding the meeting date. Given the need to mail proxy materials to shareholders 30 days prior to the meeting date and to allow the U.S. and Australian share registries 7 days to prepare mailing information for existing shareholders as of the Record Date, the board resolved that:

      "Due to requirements under Delaware Corporate Law that Catuity must establish it's record date to be between 10-60 days prior to the date of a shareholder meeting, and the requirement that proxy materials must be mailed to shareholders no less than 30 days prior to the meeting date, Catuity shall adopt a policy such that it will establish it's record date to be the fewest number of days prior to the shareholder meeting needed to prepare and distribute proxy materials to shareholders."

In addition to the above, the board reviewed the lead time the Company had been using for shareholders to submit a written proposal to the board for inclusion in the next Annual Meeting of Shareholders. Since its inception the Company had specified, in accordance with the Securities Exchange Act of 1934, that in order for a shareholder proposal to be included in the proxy materials for the next Annual Meeting, the proposal must be submitted, in writing, at least 120 days prior to the mail date of the proxy statement for the previous Annual Meeting. Generally this required shareholders to submit a written proposal by approximately the 15th or 20th of December each year to be included in the proxy for the next annual meeting (generally held in May). The Board concluded the lead time should be reduced and passed the following resolution:

      "Catuity shall adopt a policy that shareholder requests for proposals to be included in proxy materials, properly received in writing by February 15, shall be included in the proxy materials for the next Annual Shareholder Meeting."

Management and the board believe the above changes respond to all of the questions and concerns raised by shareholders in May 2004. Shareholders may submit questions or suggestions for additional changes to policies or by-laws in writing to:
                                Catuity Inc.
                              Attention: Secretary
                            2711 E. Jefferson Avenue
                             Detroit, Michigan 48207

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

      (a)    Exhibit          Description

             EX-3(g)          By-laws of Catuity Inc. (formerly Novatech Inc.)
                              as amended effective September 1, 2004

             EX-10(b-1)       Amendment to Michael V. Howe Employment Agreement
                              dated December 5, 1999 with Catuity Inc.

             EX-10(d-1)       Amendment to John H. Lowry Employment Agreement
                              with Catuity Inc. dated April 18, 2000

             EX-31.1 Certification by Michael V. Howe, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             EX-32            Certifications pursuant to pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

      (b)    Reports on Form 8-K

            The following reports were filed on Form 8-K during the three month period ended June 30, 2004:

           Item Reported                 Financial Statements Filed?      Filing Date
           -------------                 ---------------------------      -----------
Catuity Launches New IT Services                     No                     6-18-04

Notice from Nasdaq re Minimum                        No                     5-11-04
Bid Price

Catuity Signs Cooperative Marketing                  No                      5-5-04
Agreement with EDS

Catuity Provides Guidance for First                  No                      4-5-04
Quarter 2004 and Remainder of Year

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 By: /s/ Michael V. Howe
                                     ----------------------------------------
                                     Michael V. Howe
                                     President and Chief Executive Officer

                                 By: /s/ John H. Lowry
                                     ----------------------------------------
                                     John H. Lowry
                                     Chief Financial Officer

Date: August 9, 2004

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
----------                              -----------
EX-3(g)           By-laws of Catuity Inc. (formerly Novatech Inc.) as amended effective September 1, 2004

EX-10(b-1)        Amendment to Michael V. Howe Employment Agreement dated
                  December 5, 1999 with Catuity Inc.

EX-10(d-1)        Amendment to John H. Lowry Employment Agreement with Catuity
                  Inc. dated April 18, 2000

EX-31.1           Certification by Michael V. Howe, President and Chief
                  Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32 Certifications pursuant to pursuant to Section 906 of the Sarbanes-Oxley Act of 2002