Form 10-Q
period 2004-09-30
CATUITY INC
filed 2004-11-15
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended September 30, 2004.

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

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes (X) No ( )
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes ( ) No (X)
      Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding - 779,137 shares as of October 31, 2004

                                  CATUITY INC.
                                    FORM 10-Q
                                      INDEX

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets- September 30, 2004 and December 31, 2003                            3
           Consolidated statements of operations - Three months ended September 30, 2004 and 2003;
           Nine months ended September 30, 2004 and 2003                                                    4
           Consolidated statements of cash flows - Nine months ended September 30, 2004 and 2003            5
           Notes to Consolidated Financial Statements - September 30, 2004                                  6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations            8
   Item 3. Qualitative and Quantitative Disclosure about Market Risk                                       12
   Item 4. Controls And Procedures                                                                         12
PART II.   OTHER INFORMATION                                                                               12
   Item 1. Legal Proceedings                                                                               12
   Item 2. Unregistered Sales of Equity Securities                                                         12
   Item 3. Defaults Upon Senior Securities                                                                 12
   Item 4. Submission of Matters to a Vote of Security Holders                                             12
   Item 5. Other Information                                                                               12
   Item 6. Exhibits                                                                                        13
SIGNATURES AND CERTIFICATIONS                                                                              13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                                    CATUITY INC.
                                                                             CONSOLIDATED BALANCE SHEETS
                                                                     ----------------------------------------
                                                                     SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                                        (Unaudited)
                      ASSETS
Current Assets:
  Cash and cash equivalents                                             $  3,293,653          $  5,768,828
  Accounts receivable, less allowance of $0 at
     September 30, 2004 and $62,000 at December
     31, 2003                                                                 11,999               402,109
  Restricted cash                                                            107,650               119,009
  Work in process                                                                  0                70,692
  Prepaid expenses and other                                                 187,839               188,423
                                                                        ------------          ------------
Total current assets                                                       3,601,141             6,549,061
  Property and equipment, net                                                183,627               223,466
                                                                        ------------          ------------
Total assets                                                            $  3,784,768          $  6,772,527
                                                                        ============          ============
          LIABILITIES AND SHAREHOLDERS'
                     EQUITY
Current Liabilities:
  Accounts payable                                                      $     93,676          $    101,335
  Deferred revenue                                                            52,935               110,561
  Accrued compensation                                                       403,588               405,228
  Other accrued expenses                                                     123,587               116,742
  Trust liability                                                             85,236                95,586
                                                                        ------------          ------------
Total current liabilities                                                    759,022               829,452

Shareholders' equity:
  Common stock - $.001 par value; Authorized -
      100 million shares: issued and outstanding
      - 779,137 at September 30, 2004 and
      777,323 at December 31, 2003                                               779                   777
  Preferred stock - $.001 par value Authorized -
      10 million shares                                                           --                    --
  Additional paid-in capital                                              36,702,486            36,979,840
  Shareholder loans                                                         (176,757)             (468,166)
  Foreign currency translation adjustment                                     27,517                88,299
  Accumulated deficit                                                    (33,528,279)          (30,657,675)
                                                                        ------------          ------------
Total shareholders' equity                                                 3,025,746             5,943,075
                                                                        ------------          ------------
Total liabilities and shareholders' equity                              $  3,784,768          $  6,772,527
                                                                        ============          ============

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                      --------------------------    --------------------------
                                                          2004           2003           2004          2003
                                                      -----------    -----------    -----------    -----------
Revenues:
  Software development revenue                        $         0    $   585,896    $   231,387    $ 1,778,406
  Service revenue                                          93,503        442,897        454,331        734,338
  License revenue                                          10,800         88,700         32,400      1,745,925
                                                      -----------    -----------    -----------    -----------
Total revenues                                            104,303      1,117,493        718,118      4,258,669

Cost of revenue and other operating expenses:
  Cost of software development                                  0        349,609         90,544      1,059,845
  Cost of service                                          67,621        319,487        291,190        545,474
  Sales and marketing                                     232,065        303,737        710,503        951,512
  Research and development                                282,507         42,612      1,084,875        237,370
  General and administrative                              669,183        478,902      1,485,429      1,619,388
  General and administrative - variable stock
   compensation expense/(credit)                                0           (918)             0        (40,620)
                                                      -----------    -----------    -----------    -----------
Total costs and expenses                                1,251,376      1,493,429      3,662,541      4,372,969
                                                      -----------    -----------    -----------    -----------

Operating loss                                         (1,147,073)      (375,936)    (2,944,423)      (114,300)
Interest income                                            19,614         15,371         73,819         43,660
                                                      -----------    -----------    -----------    -----------
Net loss                                              $(1,127,459)   $  (360,565)   $(2,870,604)   $   (70,640)
                                                      ===========    ===========    ===========    ===========
Net loss per share (restated to reflect reverse
stock split) - basic and diluted                      $     (1.45)   $     (0.58)   $     (3.69)   $     (0.12)
                                                      ===========    ===========    ===========    ===========
Weighted average shares outstanding-basic & diluted       778,459        625,373        777,848        590,311
                                                      ===========    ===========    ===========    ===========

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                 ---------------------------------
                                                                     2004                 2003
                                                                 -----------           -----------
Cash flows from operating activities:
Net loss                                                         $(2,870,604)          $   (70,640)
Adjustments used to reconcile net loss to net cash used
   in operating activities:
General and Administrative variable stock compensation                    --               (40,620)
(non-cash)
Depreciation and amortization                                         56,245               186,748

Changes in assets and liabilities:
   Accounts receivable                                               390,110              (602,419)
   Other assets, net                                                  82,635               (18,211)
   Deferred revenue                                                  (57,626)           (1,479,624)
   Accounts payable                                                   (7,659)              (40,770)
   Accrued expenses and other liabilities                             (5,145)              271,060
                                                                 -----------           -----------
Net cash used in operating activities                             (2,412,044)           (1,794,476)
                                                                 -----------           -----------

Cash flows from investing activities:
   Purchase of property and equipment                                (16,406)             (211,163)
                                                                 -----------           -----------
Net cash used in investing activities                                (16,406)             (211,163)
                                                                 -----------           -----------

Cash flows from financing activities:
   Repayment of shareholder loan                                          --                28,499
   Issuance of common stock, net of expenses                          14,057             4,120,477
                                                                 -----------           -----------
Net cash provided by financing activities                             14,057             4,148,976
                                                                 -----------           -----------

Foreign exchange effect on cash and cash equivalents                 (60,782)              161,861
                                                                 -----------           -----------
Net increase/(decrease) in cash and cash equivalents              (2,475,175)            2,305,198
Cash and cash equivalents, beginning of period                     5,768,828             3,611,447
                                                                 -----------           -----------
Cash and cash equivalents, end of period                         $ 3,293,653           $ 5,916,645
                                                                 ===========           ===========

See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/(loss) is summarized as follows:

                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       SEPTEMBER 30,                            SEPTEMBER 30,
                                             -------------------------------         --------------------------------
                                                 2004                2003               2004                   2003
                                             -----------           ---------         -----------             --------
Net loss                                     $(1,127,459)          $(360,565)        $(2,870,604)            $(70,640)

   Foreign currency translation                   36,096              77,021             (60,782)             161,861
                                             -----------           ---------         -----------             --------

Total comprehensive income/(loss)            $(1,091,363)          $(283,544)        $(2,931,386)            $ 91,221
                                             ===========           =========         ===========             ========

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

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No.123, the Company's net loss and net loss per share would have been reported as follows:

                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       SEPTEMBER 30,                            SEPTEMBER 30,
                                             -------------------------------         --------------------------------
                                                 2004                2003               2004                   2003
                                             -----------           ---------         -----------             --------
Net loss as reported                         ($1,127,459)        ($  360,565)       ($ 2,870,604)         ($   70,640)

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method for
all awards                                        (8,029)            (30,728)            (26,535)            (159,638)
                                             -----------          ----------        ------------          -----------
Pro forma net loss                           ($1,135,488)         $ (391,293)        $(2,897,139)          $ (230,278)
                                             ===========          ==========        ============          ===========
Net loss per share: basic and
diluted- as reported                         ($     1.45)        ($     0.58)       ($      3.69)         ($     0.12)
                                             ===========         ===========        ============          ===========
Pro forma basic and diluted
(loss) per share                             ($     1.46)        ($     0.62)       ($      3.72)         ($     0.39)
                                             ===========         ===========        ============          ===========

The above per share data reflects the effect of the reverse stock split.

4. REVERSE STOCK SPLIT

On November 1, 2004, the Company held, a special shareholders meeting in Sydney Australia for the purpose of seeking support of a majority of all shares outstanding for a reverse stock split, also known as a share consolidation. The reverse stock split became necessary to bring the Company into compliance with Nasdaq's on-going listing rule requiring that shares on Nasdaq trade above $1.00. The proposal passed, authorizing the Board to effect a split. Immediately after the special shareholders meeting, the Board of Directors met by telephone and unanimously authorized a 1 for 15 reverse split to be effective on November 12, 2004 the earliest date that trading could begin in the post-reverse shares. The balance sheet, earnings per share, and other appropriate data in this Form 10-Q have been restated to reflect the reverse split.

5. SHAREHOLDER LOANS ' EQUITY

In 1995 and 1996, the Company issued non-recourse loans to a former Australian director for the purpose of purchasing approximately 276,000 shares of the Company's stock. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the disposal of the shares. In 1999, $75,000 AUD of the loan was repaid ($48,000 USD at the exchange rate in effect on the date of the transaction) related to the sale of 25,000 shares. In the fourth quarter of 2003, $60,750 AUD was repaid ($42,000 USD at the exchange rate in effect on the date of the transaction) related to the sale of 20,250 shares. The amount of the loan outstanding is re-valued at each respective balance sheet date if the Company's period ending fair market price per share is below the price per share at which the loan was made. The offsetting entry is made to additional paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Catuity is a provider of Point of Sale (POS) software and services to the retail, financial and transaction processing industries.

The Company has two major software applications developed to help the administration of customer loyalty programs. Each system functions in both in-store as well as internet (e-commerce) environments and work with all methods of consumer payment - existing magnetic stripe credit or debit cards, chip cards, RFID, gift cards, private label payment cards, checks and cash. Loyalty programs based on points, frequency, discounts or coupons can be managed by a merchant electronically and can track total spend, frequency of visits and individual product based SKU purchase data.

The Company also provides information technology services around retailer needs at the point of sale.

In the third quarter of 2004 the Company took a number of actions that have previously been disclosed.

On September 23, 2004, the Board of Directors hired Alfred H. (John) Racine III as its new president, chief executive officer and director. At the same time, the Board named Clifford W. Chapman Jr. as an independent director of the Company. Both appointments added to the depth of the Company's team as it executes a turnaround of Catuity.

During informational meetings with shareholders on October 20-21, 2004 and during the November 1, 2004 special shareholders meeting, the Company advised that it has adopted a more narrowly defined direct sales strategy that emphasizes selling Catuity's loyalty technology to North American retailers with up to approximately 250 stores. The Company continues to advise that revenue from these new sales efforts is not expected to materialize until approximately mid 2005 and that the turnaround of the Company would continue throughout 2005. As a result, the Company has undertaken a further internal assessment of its cost structure and implemented cutbacks in staffing, the use of external services, and other non-employee expenses. The majority of these additional savings will result from a reduction in the number of development positions in Australia and the move to smaller office facilities. The Company has shifted its needs from the development of its product to sales and deployments to new customers in 2005. The Company's monthly operating costs in the fourth quarter of 2004 will decline from third quarter levels. The Company expects the full effect of the cost reductions to be in place by approximately December 2004. Beginning in December, the Company expects its monthly operating expenses to be at approximately 50% of its first quarter 2004 average monthly expenses.

The Company is also focused on generating short-term revenue through IT services work around the POS. While the Company has recently signed a new client, the amount of forecasted revenue is not yet material. Contracts to generate non-recurring services revenue are expected to help reduce the Company's cash utilization as it begins the process of securing contracts for recurring revenue from mid-tier retailers in 2005.

As part of its turnaround strategy, the Company has continued to have discussions with merger targets in North America and Australia. In all cases, the target companies have a forecast of positive cash flow for 2005 and their business mix matches Catuity's stated strategy of making the point of sale more profitable for its customers. At this time, the Company has not executed a definitive agreement to complete a merger and cautions investors that mergers may not be consummated. The Board of Director's has established M&A guidelines that include that any transaction must: (a) be with a company that is cash flow positive; (b) matches Catuity's strategy; (c) is valued appropriately so that efficient capital can be raised to support the transaction; and (d) can be managed within the skill set of the merged company.

On November 1, 2004, the Company held, in Sydney Australia, a special shareholders meeting for the purpose of seeking support of a majority of all shares outstanding for a reverse stock split, also known as a share consolidation. The reverse stock split became necessary to bring the Company into compliance with Nasdaq's on-going listing rule requiring that shares on Nasdaq trade above $1.00. A record number of shares were voted in favor of the reverse split. The Company reported that 7,183,173 shares were voted in favor of authorizing the Board to effect a split. The shares voting in favor of the proposal represented 61.5% of all shares outstanding. Immediately after the special shareholders meeting, the Board of Directors met by telephone and unanimously authorized a 1 for 15 reverse split to be effective on November 12, 2004 the earliest date that trading could begin in the post-reverse shares.

The Board implemented the reverse split immediately because, in informal conversations with Nasdaq Staff on October 29, 2004, the Company was advised by Nasdaq Staff that it had no latitude in the rules to delay Catuity's receipt of a de-listing letter and that the Company would need to follow the normal appeal process following the Staff's determination. As expected on Thursday, November 4, 2004, the Company received Nasdaq's notification of intent to de-list letter. The Company formally appealed the notification within the one-week period provided by Nasdaq rules and, on November 11, 2004 was notified by Nasdaq that its request for a hearing had been granted. The hearing will be held on December 9, 2004. In the meantime, Catuity's post-reverse split shares began trading on November 12, 2004 on both Nasdaq and the ASX. The Company's shares need to trade for 10 consecutive trading days above the bid price of $1.00 in order for the Company to be eligible to regain compliance with Nasdaq's Marketplace Rules for minimum share price. Management expects that this will occur on November 29, 2004. In accordance with Nasdaq procedures, the Company plans to notify Nasdaq Staff on that date. At that point, Management believes that Nasdaq will determine that the Company has achieved full compliance and that Catuity will receive a letter from Nasdaq stating such. Technically, Nasdaq could still de-list the Company, but, in consulting with our advisers, management believes that a de-listing is not likely to occur.

Although it had no disagreements of any kind with Ernst & Young LLC, its previous independent accountants, during the third quarter Catuity placed its annual audit out for bid. Following an evaluation of the bids received, management recommended and the Audit Committee approved, the appointment of BDO Seidman LLP to serve as Catuity's auditors for 2004. BDO Seidman also performed the review of Catuity's third quarter 2004 financial statements.

OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

REVENUE

Total revenues for the three month period ended September 30 ("third quarter") decreased $1,013,000, to $104,000 in 2004 compared to $1,117,000 in 2003. The third quarter 2004 revenue decrease was primarily due to the end of software development work for Visa USA in the second quarter of 2004, resulting in no software development revenue recognized for the third quarter. A reduction in service and support activities for Visa in the third quarter of 2004 also contributed to the revenue decline.

Total revenues for the nine month period ended September 30 decreased $3,541,000, to $718,000 in 2004 compared to $4,259,000 in 2003. The overall decline in year-to-date revenue, as has previously been reported, was due to Target Corporation's decision in late February of this year to stop the issuance of smart cards. This resulted in the phase-out of the smart Visa Rewards system that utilized Catuity's loyalty software. The software development portion of the revenue decrease of $1,547,000, was due to the completion and end of development work for Visa in the second quarter of 2004, in conjunction with no software development work for other customers during the nine month period ending September 30, 2004. The decrease in service revenue of $280,000, was due to the reduction in service and support activities for Visa beginning in April 2004. License revenue was $1,714,000 higher in 2003 due to the recognition of license revenue from Visa and Target. No license fees were earned from Visa or Target during the nine month period ended September 30, 2004.

COST OF SOFTWARE DEVELOPMENT REVENUE

Cost of software development revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the portion of time spent by our technical staff who work on software development for customers. Cost of software development decreased $350,000, or 100%, in the third quarter of 2004 compared to the third quarter of 2003. The elimination of software development cost corresponded with the elimination of software development revenue and reductions made in staffing.

Expenses for the nine months ended September 30, 2004, decreased $969,000, or 91%, compared with the corresponding 2003 period. The decrease in cost corresponded with the decrease in software development revenue.

COST OF SERVICE REVENUE

Cost of service revenue primarily consists of salaries, employee benefits, related expenses and office overhead for our customer implementation and support personnel, for the portion of their time spent on service related activities. Cost of service decreased $252,000, or 79%, in the third quarter of 2004 compared to the third quarter of 2003. Expenses for the nine months ended September 30, 2004, decreased $254,000, or 47%, compared with the corresponding 2003 period. The decrease in cost for both the three and the nine month periods was principally due to reductions in staff and overhead costs, which were made in response to the decline in service revenue.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of our sales and marketing personnel. Sales and marketing expenses decreased $72,000, or 24%, in the third quarter of 2004 compared to the third quarter of 2003. Expenses for the nine months ended September 30, 2004, decreased $241,000, or 25%, compared with the corresponding 2003 period. The decrease in cost for both the three and the nine month periods was principally due to reductions in staff size and lower travel costs.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred by our technical staff, for the portion of their time spent on furthering the development of Catuity's software products. Research and development expenses increased $240,000, in the third quarter of 2004 compared to the third quarter of 2003. Expenses for nine months ended September 30, 2004, increased $847,000 compared with the corresponding 2003 period. While overall spending on software development costs continued to decline, the increase in R&D cost for both the three and the nine month periods reflected the Company's commitment to complete the development of Catuity's new loyalty software suite. Research and Development costs are expected to decline beginning in December 2004 as discussed on page 8 in the Overview section of the MD&A in this Form 10-Q.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional services fees. General and administrative expenses increased $190,000, or 40%, in the third quarter of 2004 over the third quarter of 2003. Costs were higher in the third quarter of 2004 compared to the same period in 2003 due to a third quarter 2004 severance pay accrual for the Company's former CEO, per contractual obligations. This cost was partially offset by lower staffing, legal, insurance and facilities costs.

Expenses for the nine months ended September 30, 2004, decreased $134,000, or 8%, compared with the corresponding 2003 period. The decrease in expenses for the nine months ended September 30, 2004, compared with the corresponding 2003 period, was primarily due to lower legal, insurance, and facilities costs. Both 2003 and 2004 expenses reflect significant one-time costs related to severance payments. In the third quarter 2004, severance pay was accrued for the Company's former CEO, while in the second quarter of 2003 severance pay was accrued for the Company's former Chairman. While the full severance payment obligation to the Company's former CEO was accrued in the third quarter of 2004, severance payments are expected to be made between the fourth quarter of 2004 and the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had approximately $3,294,000 in cash and cash equivalents, a decrease of $2,475,000 from December 31, 2003. Net cash used in operating activities was $2,412,000 for the nine-month period ended September 30, 2004 compared with $1,794,000 for the nine-month period ended September 30, 2003. While monthly cash utilization has progressively declined during each quarter of 2004, the net increase in cash used primarily resulted from a higher net loss in 2004, which can be attributed to the decline in total revenue.

Cash used in investing activities was $16,000 for the nine-month period ended September 30, 2004 compared with cash used of $211,000 for the nine-month period ended September 30, 2003. The approximately $195,000 decrease was due to reductions made in capital purchases during the nine month period ended September 30, 2004 compared to the same period in 2003.

Cash provided by financing activities was $14,000 for the nine-month period ended September 30, 2004 and related to shares of common stock purchased by an executive at fair market value under the Company's Executive Director Stock Purchase Plan. Cash obtained from financing activities was $4,149,000 for the nine-month period ended September 30, 2003 and primarily related to cash received from the private placement of 3,000,000 shares of common stock to seven accredited investors.

The foreign currency effect on cash was a negative $223,000 during the nine-month period ended September 30, 2004 primarily due to a relative weakening of the Australian dollar during the nine months ended September 30, 2004.

The Company believes that the reductions made in the Company's operating expenses and plans discussed in the forepart of this section, result in existing capital resources being adequate to meet its cash requirements for the next twelve months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the timing and speed with which our major customers and prospects execute their plans for the use of our loyalty software; future development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company's products reduce their requirements or terminate their arrangements with the Company; ability to complete one or more merger or acquisition transactions; ability to raise capital;as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2004 and December 31, 2003 the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency risk were $691,000 and $1,938,000. The potential decrease/(increase) in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $69,100 and $193,800.

The Company is also exposed to interest rate risk on its deposits of cash, which is affected by changes in the general level of interest rates in the United States and Australia. Since the Company generally invests in very short-term interest bearing deposits, it does not believe it is subject to any material market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the period ended September 30, 2004, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)  Exhibit                             Description
------------                             -----------
   EX-31.1     Certification by Alfred H. Racine, President and Chief Executive
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                           By: /s/ Alfred H. Racine
                               ----------------------------------------
                                   Alfred H. Racine
                                   President and Chief Executive Officer

                           By: /s/ John H. Lowry
                               ----------------------------------------
                                   John H. Lowry
                                   Chief Financial Officer

Date: November 12, 2004

                                 EXHIBIT INDEX

Exhibit No.                               Description
-----------                              ------------
  EX-31.1      Certification by Alfred H. Racine, President and Chief Executive
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  EX-32        Certifications pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002