Form 10-K
period 2004-12-31
CATUITY INC
filed 2005-03-31
CIK 1109740

2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number 000-30045

CATUITY INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3518829 (I.R.S. Employer Identification No)

2711 E. JEFFERSON AVE. DETROIT MICHIGAN (Address of principal executive offices)	48207 (Zip code)

(313-567-4348)
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE	NASDAQ SMALL CAP MARKET

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

At June 30, 2004 the aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant totaled approximately $5,130,000 based on the last sale price as reported on the Nasdaq Small Cap Market. As of March 15, 2005 there were 778,184 shares of the Registrant’s common stock outstanding, par value $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates the information required by Items 11, 12, 13, and 14 by reference to its proxy statement to be furnished to shareholders for its Annual Meeting of Shareholders to be held in May 2005.

CATUITY INC.
FORM 10-K
For the Year Ended December 31, 2004

FORWARD LOOKING INFORMATION

This document includes “forward-looking” statements within the meaning of the Private Securities Litigation Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the expected results. All statements other than statements of historical fact made in this document are forward looking. In some cases, they can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors that may cause actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the timing and speed with which our major customers and prospects execute their plans for the use of our loyalty software and services; continued development of the Company’s software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company’s products and services reduce their requirements or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company’s website, located at http://www.catuity.com, as soon as reasonably practicable after reports have been filed with the Securities and Exchange Commission (SEC). The SEC also maintains an Internet site at http://www.sec.gov where these reports and other information about the Company can be obtained.

ITEM 1. BUSINESS

OUR BUSINESS

Catuity provides technology-based solutions to retailers that are designed to increase the profit they receive from their customers at the Point of Sale (POS). Today, the Company sells a hosted, ASP-based system1 that enables the processing of member-based loyalty programs and which can deliver customized discounts, promotions, rewards and points-based programs which are designed to help retailers find, keep and profit from their best customers. The Company also enables gift card solutions. In late 2004, the Company introduced the first version of its new platform, the Catuity Advanced Loyalty System (CALS). The system enables robust and highly customizable programs which work on a retailer’s payments terminals, Electronic Cash Register and on their internal store networks. Catuity also offers IT services to retailers to support their POS systems maintenance and custom development needs for both the deployment of our technology solution and those of third parties which also touch the point of sale.

In 2004, Catuity underwent a significant change in its business strategy following the decision of Target Corporation to stop issuing smart cards to its customers that hold their Target-Visa co-branded credit card. This resulted in the eventual shutdown of the Visa Smart Rewards Platform that Visa USA had been developing for smart card usage in the United States and which utilized Catuity’s older smart loyalty software. This had a profound effect on the near-term use of smart cards in the United States and resulted in Catuity adopting a change in its business strategy. In 2004, Visa represented 75% of Catuity’s revenue while Target represented 11%.

[1]	Application Service Provider—a third-party entity that manages and distributes software-based services and solutions to customers across a wide area network from a central data center.

That revenue ended in the third quarter of 2004. The Company has no expectation that either Visa USA or Target Corp. will be a significant customer going forward.

To meet the changing conditions of its market, the Company’s Board of Directors adopted a strategy which:

■	Drove the release of the new CALS system to meet the changing technology requirements of the U.S. and Canadian markets

■	Refocused the sales efforts on tier two chain retailers, especially pharmacies, home improvement stores and auto services, where the capabilities of CALS have a demonstrable return on investment

■	Developed a sales channel through merchant services, acquirers and processors who serve the more than two million smaller, individual merchants which are too small to be serviced directly through Catuity’s sales model.

■	Shifted the Company’s technology team from pure research and development to being largely focused on client deployments and services around a hosted solution, rather than the traditional installed software business where the Company had found its initial success in the U.S.

■	Leverages the Company’s experience with the aim of offering a managed gift card solution in Australia by the second half of 2005 to meet the growing interest by retailers of all sizes.

■	Selectively explore projects and opportunities in which the Company leverages its technology and operational understanding of loyalty and gift card programs with partners who offer other strengths.

In the U.S. and Canada, the Company is targeting a large middle tier of retailers who favor a hosted solution and who, for competitive reasons, have a need to offer loyalty and gift card solutions to compete against the national branded chains, while differentiating them from their smaller, local rivals.

INDUSTRY SUMMARY

Catuity competes in the loyalty market within the retail industry at the intersection of three significant and positive trends in retailing: upgrades of POS systems; rising gift card usage; and the growing budgets of retailers to enhance sales by driving loyalty among new and prospective customers.

POS Spending by Retailers: The Catuity Advanced Loyalty System works by installing a proprietary application at the point of sale inside a retailer or merchant’s stores. As might be expected, retailers are cautious about changes which affect their ability to accept payment. As such, Catuity gives priority to sales prospects which have already decided to upgrade their POS systems, be it in hardware, software or both. Therefore, Catuity may benefit when a POS upgrade is already anticipated because it has the potential to shorten the sales and deployment cycles. Numerous surveys and industry experts have reported that chain retailers are continuing to aggressively upgrade their point of sale systems, a trend first triggered by Y2K compliance concerns. In the 23rd Annual Survey of Retail Information Technology trends, Chain Store Age (www.chainstoreage.com) magazine found that 25.2% of the IT budgets were allocated for POS hardware and software in 2004. The survey, published in the November 2004 issue of the magazine, found that the average retailers IT budget was $17.7 million last year. The survey suggests that with an average expenditure of $4.46 million, that POS was the single greatest priority for retailers who took part in the national survey. The survey was based on interviews with leading executives at 121 North American retailers whose combined sales were valued at nearly $250 billion. Equally significant, Catuity’s target market of tier two chain stores, those with sales of $100 million to $1 billion a year spent the largest portion of their technology budgets on POS needs, with 91.9% saying it was a top priority. That compares to 86.2% of all participants in the survey. Generally speaking, ,the lifecycle of POS upgrades continues to shorten. Except in extraordinary circumstances, hardware is replaced in a 5-7 cycle at a typical chain store retailer, while software applications are replaced more quickly based on advancements and new functionality. In a separate study released in March 2005, independent chain retailer research firm IHL Services (www.ihlservices.com) reported that retailers spent $6.5 billion on POS hardware, software and services last year for PC-based checkout systems. Catuity targets these types of retailers through its direct sales effort.

Gift Card Usage Trends: In the past decade, stored value cards have become one of the most sought after SKUs (stock keeping units) at a retailer. Gift cards are viewed as a key customer acquisition tool since they are typically purchased by a friend or relative and given to a potential shopper in lieu of cash. In fact, Deloitte & Touche (www.deloitte.com) found in a late 2004 study that gift cards were now the No. 1 gift with 64% of shoppers choosing receiving a gift card as their preferred gift. At the same time, Deloitte reported that consumers now favor gift cards over cash by a two-to-one measure. For retailers, gift cards have become vital to their success during the active Christmas holiday season and throughout the year. In its annual year-end survey of 7,349 consumers, the National Retail Federation (www.nrf.org) found that consumers would spend an average of $80.45 per card, representing $17.3 billion in value during the 2004 holiday season. That accounts for 11.5% of total holiday spending in the U.S. Gift cards are not just a seasonal business. They are a year-round part of the strategy of retailers and a key profit center. Tower Group (www.towergroup.com), a research firm specializing in payments and other transaction driven industries, estimates that consumers put $45 billion in value on stored value cards in 2003, the last year for which data was available. Tower forecasts that the market size in the U.S. alone will reach $90 billion by 2007. The Company currently delivers magnetic stripe gift cards, through an older version of our loyalty software, to chain retailers through its direct sales effort and small retailers with one to 25 locations, through re-sellers, such as our clients KESM and EMS.

Retailers Emphasize Loyalty in Growth Strategy: Since Catuity entered the North American market in 2000, loyalty has evolved from an emerging strategy to an established practice and budgeted expenditure for retailers. Estimates of the size of the loyalty market vary widely and are often interchanged with estimates of the customer relationship management (CRM) market in North America reaching up to $85 billion. These estimates can include everything from direct marketing, branding and call center support to technology spending. Catuity defines our services to enable loyalty as the application, creation and management of the individual profile created when a customer joins a membership or reward program; and the transactional support necessary to make a loyalty program work seamlessly at the point of sale. Today, this does not include full-service database management, direct mail support, web-related services and full service analytics. These are capabilities that the Company expects to add through new development and acquisition. We would note that our pending acquisition of Loyalty Magic Pty Ltd will increase our in-house ability to manage databases on behalf of clients. Additionally, Loyalty Magic includes some key functional capabilities, including, but not limited to, interfaces with kiosks and e-commerce platforms. For more information on the announced merger, please see the Subsequent Events section on page 36.

For the services that we offer today, merchants (those with one to 25 locations) spend an average of $625-850 annually per store on basic loyalty programs. These fees are often charged in the form of a flat monthly subscription service for a turnkey program. While Catuity targets this market through resellers, such as merchant services providers, we believe there is a potential market of at least 1.2 million small merchants – about one in four of the total market – in North America who do not yet have a loyalty or gift card solution. Using the lowest estimates for each, we believe that the small merchant market will spend at least $750 million on loyalty and gift card solutions annually. As Catuity expands our sales focus beyond our core market, the size of our opportunity will increase.

By the same measure, chain store retailers, which Catuity targets through direct sales, spend an average of $3,700 to $6,900 per store annually for the services which we sell to support loyalty and gift card solutions. The 411 retailers in three market segments that we have targeted represent at least 55,000 locations in North America. Again, using the minimum numbers, Catuity believes that our target market has a minimum potential value of $2.035 billion annually.

In total, our combined target markets for the products and services that we sell today are valued at $2.785 billion.

BUSINESS SEGMENTS

Catuity conducts all of its business in a single business segment – providing loyalty technology and related services to retailers and their processor partners. During Catuity’s last three fiscal years, its revenue by type of product or service has been as shown below:

	2004	2004	2003	2003	2002	2002
	Amount	%	Amount	%	Amount	%
Revenue Type
Software Development	$248,379	33%	$2,323,441	47%	$1,666,890	56%
Services	467,533	62%	902,222	18%	1,258,996	42%
License	43,200	5%	1,756,725	35%	45,788	2%

Total Revenue	$759,112	100%	$4,982,388	100%	$2,971,674	100%

In 2004, Catuity underwent a major shift in business focus which directly impacted our full year results. In the first quarter of 2004, the Company learned that Target Corporation, was discontinuing its use of smart cards. As a result, Visa USA determined that it would discontinue the development of its Smart Visa Rewards Platform and phase out the platform’s operations during 2004. Catuity’s loyalty software was a key component of the platform and Visa-Target represented the vast majority of the Company’s revenue. The Company then embarked on an extensive effort to replace its existing technology with the new Catuity Advanced Loyalty System, or CALS. That system was designed to be architecturally flexible to meet the changing needs of clients and prospects. The first version of that technology was announced in the third quarter of 2004 and consumed substantially all of the internal technology resources of the Company. Late in the third quarter of 2004, the Board of Directors named a new CEO, who embarked on an internal restructuring of the efforts and focus of the sales team and a reduction in the size of the technology team. These changes were implemented during the fourth quarter of 2004. During the Company’s refocusing efforts in 2004, the Company made limited progress in pursuing, managing and closing new sales.

Complete financial information regarding the Company’s business segment may be found in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

OUR PRODUCTS AND SERVICES

Most retailers are interested in achieving one or more of the following from their loyalty and reward programs:

•	increasing basket lift (giving customers reasons to buy a higher value of products)

•	improving gross margin (giving customers reasons to buy higher margin products)

•	increasing customer purchase frequency (driving customers back to the store more often)

•	and/or increasing customer response rates

Our loyalty technology, CALS, provides the capabilities retailers need to achieve these goals via:

•	Launching and Managing Membership-Based Programs

•	Managing Points-Based Programs

•	Delivering More Targeted Discounts

•	Offering Unique Gift Card Programs (June 2005)

Because CALS requires integration to a client’s point of sale system, Catuity offers traditional IT services to retailers. While our primary focus is on serving the needs of clients in relation to a planned deployment of our system in their chain of stores, Catuity will actively seek contract work to manage projects for retailers. Industry research firm IHL Services reports that maintenance and development of existing retail systems represents more than half of the average chain retailer’s IT budget for projects ranging from installation of new POS software systems to upgrades of hardware and the addition of new technologies. In 2005, examples of leading types of projects, according to researchers, include the installation of in-store kiosk systems which are linked to the POS; the addition of RFID-reader systems and the addition of specialized check readers to comply with the new U.S. check truncation laws. Catuity does not maintain a bench of consultants or technologists to manage such projects. However, the Company has established relationships with companies and teams of experienced technologists which it can contract with to provide these services.

COMPETITION

Catuity Inc. is focused on enabling loyalty and gift card programs in the U.S. and Canada where demand is high and customers consider loyalty to be an established part of their growth strategies. In North America, as in other predominantly English-speaking markets globally, budgets for loyalty are established – not emerging – but are not considered mature. Catuity’s prospects do not lack options in how they choose to spend their budgets to acquire, retain and upsell their customer relationships. We have found that they make one of three financial and strategic choices in executing their loyalty strategy. These are:

■	In-House Solution: Retailers, especially the largest, often seek competitive advantage by custom development of proprietary in-house solutions. This is generally done in conjunction with loyalty consultancies, database service firms and IT service firms. This is not a primary market for Catuity due to the typically lengthy and complex sales cycle and the strict financial requirements placed on the provider, which tend to exclude smaller companies. While Catuity does not actively target tier one retailers or custom installation projects, we will provide this option at the request of our core customers.

■	Hosted Solution: Retailers, especially the tier two chain retailers targeted by Catuity, favor a turnkey hosted solution which enables them to minimize capital investment; avoid the need for large, specialized IT ; and reduce the risks associated with complex integration, deployment and upgrades. This market typically prefers a hosted solution which allows them to customize their programs – not their technology – to be aligned with the retailers’ merchandising and branding strategy. Many players, including payments processors, gift card solutions providers and marketing services firms are generally focused by vertical market.

■	Program-Based Solution: Retailers actively participate in promotional programs which are generally designed to drive a single type of customer behavior, such as new account acquisition or customer retention, or target the sale of specific products. These programs are generally attractive because they have a defined cost; require little to no technology adoption and require no complex back-end technology to manage beyond a specific promotion. Catuity does not compete in this market.

Our ability to be successful depends on many factors, including:

■	Our ability to establish a clear business case that is aligned with the strategy of our client and which has a clearly defined return on investment.

■	Our ability to successfully market the features of our product and to continually make it easier for our clients to use.

■	Our ability to continually expand our reputation and credibility in our markets and to differentiate Catuity from the many competitive alternatives.

■	Our ability to leverage marquee client relationships to establish a more visible presence in the U.S. and Canada.

■	Our ability to execute on schedule and on budget and to consistently exceed our customers’ ongoing service requirements.

While Catuity is focused on a new market in 2005, we believe that our reputation for innovation and delivery on behalf of Visa USA and Target Corporation, provide a foundation for our growth plans. CALS is a robust and flexible platform which enables our customers to create, manage and measure the success of their proprietary loyalty programs.

RESEARCH AND DEVELOPMENT

Catuity’s product development efforts in 2004 were primarily focused on completing the first release of its new generation loyalty platform – CALS. The Company has enhanced existing functionality while constantly striving to make the system easier to use. In 2005, the Company will enhance the management reporting capabilities of the system; complete the build out of its new gift card module and establish a series of new, embedded analytical features which make it easier for clients to track the success of their loyalty programs. In the North American market, CALS replaces the Company’s older smart loyalty platform which was used primarily for smart card-based loyalty. While the Company continues to support existing customers who use the smart loyalty platform, Catuity is not actively marketing the system because of its limitations in the U.S. market. The smart loyalty platform is designed to meet the Europay-MasterCard-Visa (EMV) requirements in Europe, Asia-Pacific, South America and other regions. The Company has previously announced that it may sell the smart loyalty system and/or the associated patent portfolio.

In 2004, Catuity devoted a substantial portion of its development team’s time to the development of CALS. The first release of the CALS software was completed in late 2004. Internal development costs in 2004 were approximately (USD) $1,280,000. During 2004, and particularly after the completion of release 1.0 of CALS, the Company significantly reduced the size of its development team based in Sydney, Australia. The Company has retained the most experienced developers on its staff to continue to enhance CALS and provide deployment and technical support to customers.

INTELLECTUAL PROPERTY

Catuity respects the intellectual property rights of others and we expect others to respect our rights. Patents protect the rights of innovators and allow them to be rewarded for their innovation. Without protection for the reward from innovation, far less research and development would be undertaken.

We file patent applications to protect our innovations and to protect the business from legal action by others. Patents also provide recognition for our innovations, demonstrate our capabilities, and reflect the expertise of our employees. We see patents as part of our marketing strategy as they help convince others that we are indeed specialists in our field.

Catuity believes its patents are of significant value and as part of its agreements with licensees, Catuity grants rights to use the innovations described in its patents.

Catuity has been issued three patents related to the efficient storage and management of multiple applications in offline consumer devices and the systems to manage the applications, customer devices and terminals. This patent “family” has a priority date of 1 April 1998 and includes:

Country	Patent Number
United States	6,449,684
United States	6,532,518
Australia	755,388

     Patent applications are pending in the European Union, Japan and Brazil.

     Catuity has also been issued two patents, with a priority date of 22 February 1999, which relate to the use of the Catuity System over the Internet and with traditional point of sale devices. It covers our system for managing and updating data on customer devices that are supported and controlled by a host system integrated to any number of offline and online terminals. The patent covers the operation of interactive programs and transactions that use terminals ranging from POS terminals to the Internet. This patent “family” includes:

Country	Patent Number
Australia	746,867
New Zealand	513,678

In February 2005 we were notified that our patent application for use of the Catuity System over the Internet and with traditional point of sale devices has been allowed by the European Patent Office. This patent must be translated into German and French before it is nationalized in many European countries. It is expected to be issued in numerous European countries in the first half of 2005.

This patent is also pending in Canada and Japan.

SALES BACKLOG AND PIPELINE

As of December 31, 2004, the Company had signed agreements with customers that will result in committed revenue of approximately $100,000 in 2005. At December 31, 2003, the Company had approximately $600,000 of revenue related to signed agreements and projects in progress. As previously disclosed, the Company is not currently forecasting revenue in 2005 from announced contracts with Maritz, a leading loyalty solutions provider, Certegy, one of the largest credit card and retailer payment service companies in North America, and EDS, a global IT service firm. At the date of this filing, the Company has a defined prospect base of approximately 411 chain retailers in its three designated markets. Our business objective remains to identify the 25-40 true prospects from that database which will make a buying decision in 2005. The Company has an executed exclusive letter of intent with a new partner and is currently finalizing the deployment plan and final contract terms. This partner provides customer acquisition and retention programs to more than 50,000 small merchants through more than 400 local coalition partners.

REVENUE AND ASSETS BY GEOGRAPHIC LOCATION

During the three years ended December 31, 2004, 2003 and 2002, 100% of our revenues were derived in the United States.

The Company’s assets are located at its headquarters in Detroit, Michigan and its product development facility in Sydney, Australia.

EMPLOYEES AND FACILITIES

As of January 31, 2005, we had 10 full time employees, comprised of six in the U.S. and four in Australia. We expect the number of full time employees in the U.S. to increase in 2005 in the areas of sales & marketing and customer service. None of our employees is represented by a collective bargaining agreement. We consider our relations with our employees to be very good. Our corporate headquarters is located in Detroit, Michigan. Our research and product development facility is in Sydney, Australia. We have no other foreign operations. Also see Item 2, Properties, below.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in leased facilities in Detroit, Michigan consisting of approximately 1,950 square feet of office space. The facilities are leased for a term of one year beginning March 1, 2005 and the lease is renewable at the Company’s option on a multi-year, annual, or monthly basis.

     Our research and development center is located in leased facilities in Sydney, Australia, consisting of approximately 330 square feet. Our lease agreement expires on December 28, 2005 and is renewable for a further term of one year, at our option.

ITEM 3. LEGAL PROCEEDINGS

Catuity was not a party to any legal proceedings during 2004 or as of the date of filing of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 1, 2004, Catuity held a special meeting of shareholders at which time the shareholders approved the granting of authority to the Board of Directors to effect a reverse stock split.

Resolution: Approve the granting of authority to the Board of Directors to amend the Certificate of Incorporation to effect a reverse stock split at one of the following three ratios: one-for-ten; one-for-fifteen; or one-for-twenty at a date to be determined by the Board of Directors prior to March 31, 2005.

Votes FOR	7,183,173
Votes AGAINST	124,244
Abstentions	26,711
Broker-Non-Votes	4,145,913
Total	11,480,041

Following shareholder approval, the Board authorized a one for fifteen shares reverse stock split that became effective on November 12, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Catuity (“CTTY”) was listed on the Nasdaq Small Cap Market beginning December 1, 2000. Chip Application Technologies (then named Card Technologies Australia) was listed on the Australian Stock Exchange (“ASX”) under the trading symbol “CAT” from July 11, 1997 to November 22, 1999. On November 23, 1999, upon Catuity’s acquisition of Chip Application Technologies, we replaced Chip Application Technologies as the listed entity on the ASX under the same trading symbol. We continue to be traded on the ASX.

Our high and low sales prices on the ASX and NASDAQ for each quarter within the last two fiscal years are shown below, both in Australian dollars and in U.S. dollars. A reverse stock split was effected in November 2004, all prices below have been adjusted to show the retroactive effect of the reverse stock split.

	High	Low	High	Low
Period	(Australian $)	(Australian $)	(United States $)	(United States $)
2004
First Quarter	$42.00	$12.30	$42.00	$10.65
Second Quarter	$16.50	$6.45	$17.25	$4.50
Third Quarter	$10.65	$5.10	$6.75	$3.30
Fourth Quarter	$6.00	$4.36	$9.10	$3.30
2003
First Quarter	$60.00	$45.75	$36.00	$26.25
Second Quarter	$53.25	$32.25	$34.50	$21.00
Third Quarter	$88.50	$32.25	$52.50	$20.10
Fourth Quarter	$42.00	$30.45	$29.55	$23.25

As of December 17, 2004 there were approximately 3,114 shareholders of record of our common stock as reported to us by Computershare Investor Services, our transfer agent. To date, we have not paid any dividends on our common stock.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities reflected
Plan Category	outstanding options	outstanding options	in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	53,630	$91.02	18,370
Equity compensation plans not approved by security holders(1)	77,914	$4.20	0

(1)	The granting of these options is conditional upon approval by the Company’s shareholders at the 2005 annual meeting, to be held in late May 2005.

ITEM 6. SELECTED FINANCIAL DATA

	FOR YEARS ENDED DECEMBER 31
	(IN THOUSANDS EXCEPT PER SHARE DATA)
	2004	2003	2002	2001	2000
INCOME STATEMENT DATA:
Net Revenues	$759	$4,982	$2,972	$1,616	$751
Operating Loss(1)	(3,704)	(678)	(2,829)	(4,119)	(3,883)
Net Loss	(3,607)	(595)	(2,769)	(3,875)	(3,811)
Net Loss per share—basic & diluted	($4.64)	($0.92)	($5.12)	($7.34)	($8.14)

	DECEMBER 31
	2004	2003(2)	2002(3)	2001	2000(4)
BALANCE SHEET DATA:
Total Assets	$3,003	$6,773	$4,592	$5,870	$9,500
Total Shareholders’ Equity	$2,356	$5,943	$1,998	$3,857	$8,194

(1)	Includes variable stock compensation of ($41,996) in 2003, ($53,363) in 2002, ($973,350) in 2001 and ($716,192) in 2000.

(2)	Includes private placements totaling 205,999 shares of common stock which raised $4,085,430 in net cash proceeds.

(3)	Includes a private placement of 30,244 shares of common stock which raised $925,000 in net cash proceeds.

(4)	Includes a private placement of 47,333 shares of common stock which raised $6,245,000 in net cash proceeds.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of the consolidated operating results of Catuity Inc. and contains forward looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements. Refer to the section entitled Forward Looking Statements at the beginning of this Form 10-K for a full discussion of the risks and uncertainties associated with forward looking statements.

Catuity’s Business

Catuity provides technology-based solutions to retailers that are designed to increase the profit they receive from their customers at the Point of Sale (POS). Today, the Company sells a hosted, ASP-based system2 that enables the processing of member-based loyalty programs and which can deliver customized discounts, promotions, rewards and points-based programs which are designed to help retailers find, keep and profit from their best customers. The Company also enables gift card solutions. In late 2004, the Company introduced the first version of its new platform, the Catuity Advanced Loyalty System (CALS). The system enables robust and highly customizable programs which work on a retailer’s payments terminals, Electronic Cash Register and on their internal store networks. Catuity also offers IT services to retailers to support their POS systems maintenance and custom development needs for both the deployment of our technology solution and those of third parties which also touch the point of sale.

Overview of Significant Activities

2004 was a year of significant change for Catuity. As we have reported throughout 2004, in late February, Target Corporation decided to discontinue its issuance of smart cards and phase out of its participation in the Visa Smart Rewards platform. Catuity’s loyalty software was one of the principal drivers of the Smart Rewards program that had been, and was being, developed by Visa for retailers. Target’s decision resulted in Visa ceasing operation of the Smart Rewards program in October 2004. In addition, Target’s decision to discontinue issuing smart cards signaled to the U.S. retail and credit card industries that the much anticipated growth in the use of smart cards in the United States was going to be much longer in arriving than had been expected.

As a result of this significant development, management determined it was necessary to substantially revise its corporate strategy away from the smart card market and began work on a new strategic plan in March 2004. Prior to the Target Corporation decision, the Company had focused its efforts on licensing its smart card based loyalty software to large retailers in North America. From its strategic planning efforts, the Company determined that its business focus should be on providing a hosted or customized software solution for tier two chain retailers (and their partners) and on providing services to retailers, merchant service providers, and POS equipment manufacturers for their needs at the point of sale. As a result, the Company’s market focus is on tier two retailers with approximately 50 to 250 stores, and in particular, pharmacy chains, home improvement, auto services and other chain retailers looking to improve customer retention, add new customers, and increase each customer’s average spend amount.

The Company also determined that it needed to become active in the mergers and acquisitions market as a means to provide growth in as short a period of time as possible. As a result, in the middle of 2004, the Company began an active effort to identify companies that would represent an appropriate business fit with Catuity’s business, provide positive cash-flow, and profits from their operations. On March 17, 2005, the Company announced an agreement to purchase all of the outstanding shares of Loyalty Magic Pty. Ltd., an Australian company located in Melbourne for A$5.5 million ($4.35 million USD based on the foreign exchange rate in effect on the day before the announcement of the agreement). This represents a significant step in the Company’s turnaround plan toward profitability. Loyalty Magic was both cashflow positive and profitable in its fiscal year ended June 30, 2004 and expects continued growth in 2005 and beyond. Of the A$5.5 million purchase price, which excludes acquisition related costs, 35% will be issued in new Catuity shares with the remainder to be paid in cash. Loyalty Magic’s management team and its largest shareholder, A&B Venture Fund Company Pty Ltd., will hold the majority of the shares. Catuity will undertake a capital raising, anticipated to be approximately A$6 million (or approximately $4.74 million USD), in order to pay the cash portion of the transaction and to provide increased working capital. The combined company will have a 40-person team serving existing customers in Australia, New Zealand, and North America. The acquisition of Loyalty Magic and associated capital raise, which is subject to shareholder approval, is expected to close following Catuity’s Annual Shareholder Meeting in late May 2005.

In September 2004, the Board hired Alfred H. (John) Racine III, to become its President and CEO. Mr. Racine had served as the consultant to Catuity in developing the Company’s revised business strategy. Mr. Racine was the founder and managing principal of Altamont Partners, which specializes in the payments industry, and was retained in March 2004 to advise the Company on its business strategy and merger & acquisition alternatives. During 2004, additional management changes were made in order to align the experience and skills of key personnel in the Company with those needed to succeed in its new market focus. In addition, in September the Board of Directors asked Mr. Clifford Chapman to join the Board. Mr. Chapman is very experienced in turnaround company situations and also brings substantial merger & acquisition experience to the board.

[2]	Application Service Provider — a third-party entity that manages and distributes software-based services and solutions to customers across a wide area network from a central data center.

In May of 2004, the minimum bid price for Catuity shares on Nasdaq had remained below $1.00 for 30 consecutive days, resulting in the Company being out of compliance with one of Nasdaq’s continuous listing requirements. In order to regain compliance, on November 1, 2004, the Company held a special shareholders meeting in Sydney Australia for the purpose of seeking shareholder support for a reverse stock split, also known as a share consolidation. The proposal overwhelmingly passed, authorizing the Board to effect a reverse split. Immediately after the special shareholders meeting, the Board of Directors unanimously authorized a 1 for 15 reverse split to be effective on November 12, 2004, the earliest date that trading could begin in the post-reverse shares. As a result of the reverse stock split, on December 2, 2004, the Company regained compliance with all of Nasdaq’s continued listing requirements. The balance sheet, earnings per share, and other appropriate data in this annual report on Form 10-K have been restated to reflect the reverse stock split.

The Company’s total shareholders’ equity at December 31, 2004, was below Nasdaq’s minimum continued listing requirement of $2.5M. While the Company will follow Nasdaq’s required steps to regain compliance, the issuance of new shares related to the pending acquisition of Loyalty Magic Pty. Ltd. will bring the Company into compliance with Nasdaq’s continuous listing requirements.

Throughout 2004, Catuity developed its new Catuity Advanced Loyalty System or CALS. Most significantly, the architecture of the platform is database and operating system agnostic thereby reducing integration risks and hidden costs that can deter a client from making a buying decision. The system is also agnostic at the point of sale. CALS will work with any customer identifier selected by the client. It works with leading and emerging POS media, including magnetic stripe, bar code, account number, biometric access device, RFID signal and even a smart card. Catuity announced its initial release of CALS in the third quarter of 2004 and will continue to make enhancements to the system to seek competitive advantage in the market. The system is maintained on an internal hosting system in both Sydney, Australia and near the company’s headquarters in Detroit, Michigan. In the second quarter of 2005, the Company expects to establish its first commercial host under an Application Service Provider (ASP) model which is commonly used in North America.

Catuity’s 2004 revenue declined to $750,000 from $5 million in 2003 due to the cessation of new development efforts and phasing out of the Visa Smart Rewards Platform. Expenses were reduced by approximately $1.2 million, despite incurring one-time severance costs and significant research and development cost on CALS. Most importantly, as the Company entered 2005, it had significantly reduced its average monthly expenses. While the Company has undergone significant downsizing, it also has undertaken efforts to retain its key people that have the expertise needed to sell to and service its existing customers and its targeted customers. Management believes the Company is in a position to significantly grow revenue without having to add significant cost.

FISCAL YEAR ENDED 2004 COMPARED TO 2003 (all figures in USD and rounded to nearest $1,000)

In 2004, total revenues were $759,000. These revenues were derived from $248,000 in software development (a decrease of $2,075,000 or 89% over 2003), $468,000 in services related to implementation, training and support activities (a decrease of $435,000 or 48% over 2003) and $43,000 in customer license fees (a decrease of $1,714,000 over 2003). The significant decrease in all three revenue streams was primarily due to the phase-out of the Smart Visa Rewards System that utilized Catuity’s loyalty software.

Cost of software development revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the portion of time spent by our technical staff who work on software development for customers. Cost of software development decreased $1,238,000 or 92%, to $103,000 for the year ended December 31, 2004 from $1,342,000 for the year ended December 31, 2003. The decrease in cost of software development corresponded with the decrease in software development revenue and significant reductions in staffing that occurred in the 4th quarter of 2004.

Cost of service revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the customer implementation and support staff for the portion of their time spent on service related activities. Cost of service revenue decreased $384,000, or 56%, to $297,000 for the year ended December 31, 2004 from $681,000 for the year ended December 31, 2003 The decrease in cost of service corresponded with the decrease in service revenue and the elimination of the use of outside contractors.

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by our technical staff for the portion of their time spent furthering the development of Catuity’s software products. Research and development expenses increased $867,000, or 208%, to $1,283,000 for the year ended December 31, 2004 from $416,000 for the year ended December 31, 2003. The increase in R&D cost reflected the increase in staff hours spent on the development of the Company’s new loyalty software application, CALS.

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $424,000, or 33%, to $867,000 for the year ended December 31, 2004 from $1,291,000 for the year ended December 31, 2003. The decrease was primarily related to reductions in staff size ($315,000), lower professional services costs ($73,000), and a decrease in travel ($36,000).

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional service fees. General and administrative expenses decreased $60,000, or 3%, to $1,913,000 for the year ended December 31, 2004 from $1,973,000 for the year ended December 31, 2003. General and administrative expenses in 2004 included an accrual related to severance pay for the Company’s former CEO and in 2003 included an accrual related to severance pay for the Company’s former Chairman,. The decrease in on-going general & administrative expenses in 2004 primarily related to lower insurance premiums and other professional services.

General and administrative — variable stock compensation expense/(credits) are due to the Company’s 1995 non-recourse loans to the Company’s former Chairman to acquire stock and are a non-cash expense/(credit). In 2004, no expense/(credit) was recorded as the Company’s stock price was below the average loan share price and the cumulative stock compensation expense balance was zero. The Company’s variable stock compensation expense/(credits) are solely attributable to movements in the Company’s stock price from period to period.

Other income increased in 2004 to $97,000 compared to $83,000 in 2003. Interest income earned in Australia was positively impacted in 2004 by a 13% increase in the average exchange rate for the Australian dollar compared to the U.S. dollar and a 11% increase in the average interest rate on short-term deposits.

FISCAL YEAR ENDED 2003 COMPARED TO 2002 (all figures in USD and rounded to nearest $1,000)

In 2003, total revenues were $4,982,000. These revenues were derived from $2,323,000 in software development (an increase of $656,000 or 39% over 2002), $1,757,000 in customer license fees (an increase of $1,711,000 over 2002) and $902,000 in services relating to implementation, training and support activities (a decrease of $357,000 or 28% over 2002). The increase in software development revenue in 2003 was primarily due to the delivery of several major releases of the Smart Visa Rewards program. License revenue increased significantly in 2003 as a result of the production use of our software at Visa and Target. The decrease in service revenue in 2003 compared to 2002 was primarily due to a large service project in 2002, for which we utilized outside resources.

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

Direct cost of service revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the customer implementation and support staff in Arlington, Virginia, for the portion of their time spent on service related activities. Direct cost of service revenue decreased $424,000, or 38%, to $681,000 for the year ended December 31, 2003 from $1,105,000 for the year ended December 31, 2002. The decrease principally resulted from the Arlington service staff’s increased focus on development and sales & marketing activities versus service related activities. The decrease in direct cost of service corresponded with the decrease in service revenue. 2003 expenses also reflected a decrease due to the elimination of the use of outside contractors, and lower costs associated with project related staff transfers from Australia.

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

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional service fees. General and administrative expenses increased $502,000, or 34%, to $1,972,000 for the year ended December 31, 2003 from $1,470,000 for the year ended December 31, 2002. On-going general & administrative expenses were consistent between 2002 and 2003. The unfavorable expense variance in 2003 compared to 2002 was primarily the result of two non-recurring credits in 2002 versus a non-recurring expense that occurred in 2003. In 2002 the reversal of accrued legal fees related to a legal settlement at costs less than anticipated and a reduction to the provision for doubtful accounts receivable resulted in non-recurring expense credits of approximately $250,000. The 2002 credits, combined with a 2003 accrual for severance pay for the Company’s former Chairman, per contractual obligations, accounted for the expense increase in 2003.

General and administrative — variable stock compensation expense/(credits) are due to the Company’s 1995 non-recourse loans to the Company’s former Chairman to acquire stock and are of a non-cash expense/(credit) in nature. In 2003, a credit of $42,000 was recorded compared to a credit of $53,000 for the year ended December 31, 2002. The Company’s variable stock compensation expense/(credits) are solely attributable to movements in the Company’s stock price from period to period.

Other income increased in 2003 to $83,000 compared to $60,000 in 2002. Interest income earned in Australia was positively impacted in 2003 by a 20% increase in the average exchange rate for the Australian dollar compared to the U.S. dollar. The Company maintained a higher cash balance in Australia in 2003 compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations with proceeds from the private placement of our common stock and cash collections from customers. As of December 31, 2004, the Company had approximately $2,561,000 in cash and cash equivalents, a decrease of $3,208,000 from December 31, 2003. Net cash used in operating activities during 2004 was $3,161,000, compared with $2,138,000 during 2003. The decline in total revenue was the primary factor contributing to the increase in net cash used in operating activities.

Net cash used in investing activities during 2004 totaled $67,000, which was a $222,000 decrease from the cash used of $287,000 in 2003. The decrease was primarily due to reductions in capital purchases in 2004 combined with higher than normal purchases in 2003. Capital purchases in 2003 included software licenses to facilitate automated testing of our system and updated computer equipment for developers in Australia. Cash flows from investing activities was also positively impacted in 2004 from the sale of excess computer equipment in Australia resulting from the downsizing that occurred in the 4th quarter of 2004.

Net cash provided by financing activities during 2004 totalled $12,000 and related to shares of common stock purchased at fair market value under the Company’s Executive Stock Purchase Plan, and payments to shareholders for fractional shares related to the Company’s reverse stock split. Net cash provided by financing activities during 2003 was $4,172,000 and primarily related to cash received from the private placement of approximately 200,000 shares of common stock to seven accredited investors.

The Company intends to raise equity capital in 2005, anticipated to be approximately A$6 million (or approximately $4.74 million USD), in order to fund the cash portion of the Loyalty Magic Pty Ltd. acquisition and to provide increased working capital. In the event that the acquisition does not occur, Catuity’s Board of Directors will initiate a shareholder rights offering with the objective of raising $2,000,000 USD. The completion of the acquisition is dependent on factors including, but not limited to, the approval of shareholders and the successful completion of a capital raise. In either instance, the five individual members of the Board of Directors has committed at least $325,000 USD toward the capital raise.

The Company has also significantly reduced operating expenses and believes that the investment made in the new CALS platform in 2004, in combination with the Board’s new market strategy, will begin to reflect favorably on the cash position of the Company. The Company’s Board of Directors has adopted a strategy which:

■	Drove the release of the new CALS system to meet the changing technology requirements of the U.S. and Canadian markets

■	Refocused the sales efforts on tier two chain retailers, especially pharmacies, home improvement stores and auto services, where the capabilities of CALS have a demonstrable return on investment

■	Developed a sales channel through merchant services, acquirers and processors who serve the more than two million smaller, individual merchants which are too small to be serviced directly through Catuity’s sales model.

■	Shifted the Company’s technology team from pure research and development to being largely focused on client deployments and services around a hosted solution, rather than the traditional installed software business where the Company had found its initial success in the U.S.

■	Leverages the Company’s experience with the aim of offering a managed gift card solution in Australia by the second half of 2005 to meet the growing interest by retailers of all sizes.

■	Selectively explore projects and opportunities in which the Company leverages its technology and operational understanding of loyalty and gift card programs with partners who offer other strengths.

The Company believes that the significant reductions made in the Company’s operating expenses, combined with its existing capital resources and revenue opportunities, are adequate to meet its cash requirements for the next twelve months.

As of December 31, 2004, the Company had net operating tax loss carry-forwards of $20,000,000 expiring in various amounts from 2020 through 2024 in the United States and $15,900,000 of net operating tax loss carry-forwards in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997. Utilization of the net operating loss carry-forwards in the United States are subject to limits due to continuity of ownership tests under Section 382 if the Internal Revenue Service Code.

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

Revenue Recognition

We have three distinct revenue streams: software development revenue, service revenue, and license revenue.

Software development revenue includes integration, customization and development related to our software application and the customer’s related hardware and software. Software development revenue is generally billed on a fixed price basis. The Company recognizes revenue on fixed price contracts on the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on actual hours incurred as a proportion of estimated total hours of the respective project. Management’s estimate of total project hours is based on actual hours incurred to date combined with current hours estimated to complete remaining project tasks. It is reasonable that the estimated number of total hours may change, however this does not impact total project revenue recognized as the sales price is typically fixed. The cumulative impact of any revisions in estimated total revenues and direct costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met.

Service revenue includes training, consulting, installation support, post-installation support and maintenance fees. Training, consulting, installation support and post-installation support are generally billed on a time and material basis and revenue is recognized as the service is provided. Maintenance revenues are recognized ratably over the maintenance term. Service revenue in 2004 consisted of post-installation customer support, which was based on a contracted number of monthly support hours, and maintenance.

License revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery and acceptance of the software has occurred, no essential undelivered elements remain on the Company’s part that are essential to the functionality of the delivered software, the fee is fixed and determinable, and collection has either occurred or is probable. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, based on the relative fair value of each element. The Company’s determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The Company has established VSOE for maintenance services. All of the license revenue recognized in 2004 was related to a license agreement in which revenue was recognized monthly, based on a minimum number of transactions. The Company generally does not provide for a right of return in its license contracts.

Deferred Tax Assets

The Company records a full valuation allowance against net deferred tax assets. Based on historical operating losses, it is difficult to determine the amount or timing of future earnings, therefore, there is currently no tax benefit recorded by the Company due to the full valuation allowance.

Accounting for Equity Instruments

The Company accounts for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Based on the Company’s election to become a small-business issuer beginning in fiscal 2005, we will adopt SFAS 123(R) beginning with the 1st quarter of 2006, as required. SFAS 123(R) requires the measurement of all employee share-based awards using a fair-value-based method. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our reported financial results. However, we have not yet assessed the level of impact to be able to quantify the adverse effect.

The shareholder loan outstanding, which relates to loans issued to a director in 1995 and 1996 to purchase stock, is re-valued at each respective balance sheet date if the Company’s period ending fair market price per share is below the price per share at which the loan was made. The offsetting entry is made to additional paid in capital. If the Company’s ending fair market price per share is above the price per share at which the loan was made, we record variable stock compensation expense, based on the difference in price per share, on a cumulative basis.

LEGAL PROCEEDINGS

Catuity was not a party to any legal proceedings during 2004 or as of the date of filing of this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We will adopt SFAS 123(R) effective as of the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our reported financial results. However, we have not yet assessed the level of impact to be able to quantify the adverse effect.

FACTORS AFFECTING OUR OPERATING RESULTS, OUR BUSINESS AND OUR SHARE PRICE

In addition to the other information contained in this Form 10-K, you should carefully read and consider the following risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing Catuity. Additional risks and uncertainties not presently known to us also may impair our business. The occurrence of any of the following risks could adversely affect our business, operating results or financial condition.

Risks Related to Our Business

We have a history of losses and anticipate future losses.
As of December 31, 2004, we had an accumulated deficit of $34,265,126. To date, we have not achieved profitability. While management believes our strategies will be successful, there can be no assurance that our business strategies will be successful or that significant revenues or profitability will be achieved. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on an ongoing basis.

We may be adversely affected if we fail to retain key personnel and attract new qualified personnel.
Our operations will depend on our ability to attract new key personnel and retain existing key personnel. We have from time to time in the past experienced, and we expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to hire or retain key employees, our business, results of operations and financial condition will be harmed.

We will be adversely affected if our CALS product does not achieve market acceptance.
We will be adversely affected if our new generation of software, the Catuity Advanced Loyalty Systems (“CALS”), does not achieve market acceptance. CALS had not been commercially deployed, and there can be no assurance that the product will perform all the desired functions, or offer sufficient price/performance benefits or meet the technical or other requirements of customers. Despite testing of our product prior to its commercial release, there can be no assurance that all performance errors or deficiencies have been discovered and remedied, that additional errors or deficiencies will not occur, or if they occur, that we will be able to correct such errors and deficiencies.

Failure to Obtain Certifications in A Timely Manner
To deploy our technology on behalf of a client, Catuity must install a specialized application at the point of sale for a client. Because of the diverse range of payment terminals, readers, electronic cash registers and proprietary checkout systems used by merchants and retailers, Catuity must certify its application to meet the standards of the independent manufacturers of each model and series of terminals. Equally important, in many cases, Catuity’s POS application must be certified by the payments processor who manages the transactional side of the business for merchants and retailers. Catuity has been successful in previous efforts with market leaders including Verifone, Hypercom and Schlumberger. However, we can make no assurance that the Company will be able to obtain future certifications in a timely manner. If we fail to obtain the necessary certifications, it could have a material adverse impact us, including the loss of existing business, extended delays in closing new business and/or the impairment of future revenues.

Sales Activities with Prospective Customers may not Generate Revenue for the Company
The success of our operations will be highly dependent on our ability to generate revenue from current and future prospective customers. While management believes that the Company will be successful in generating revenue from prospective customers there can be no assurance of the level of revenue that will be generated.

Risks Related to Our Industry

Competition in the application software industry could harm our business.
The application software industry is highly competitive, rapidly developing and subject to constant innovation and change. Numerous other companies operate incentive marketing programs using both electronic and paper based systems, both for retail stores and the Internet. Many of these companies have significantly longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do.

Our competitors may respond more quickly than we can to changing technologies and customer requirements. For example, these competitors may:

•	conduct more extensive marketing campaigns to capture market share;

•	provide more attractive incentive and pricing packages to customers;

•	negotiate more favorable contracts with existing and potential employees and strategic partners;

•	establish cooperative relationships among themselves or with third parties, including large Internet participants, to increase the ability of their products and services to address the needs of prospective customers;

•	bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by us;

•	establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular reseller channels; or

•	more quickly develop new products and services or enhance existing products and services.

Our ability, and the ability of our resellers, to compete effectively in the market for application software for incentive and loyalty marketing programs will depend upon a variety of factors, including our ability to provide high quality products and services at prices generally competitive with, or lower than, those charged by our competitors. There can be no assurance that we will be able to compete successfully. Moreover, there can be no assurance that certain of our competitors will not be better situated to negotiate contracts with retailers and resellers that are more favorable than contracts we negotiate. In addition, there can be no assurance that the competition from existing or new competitors or a decrease in the rates charged for products and services by our competitors will not materially and adversely affect us.

New technologies could render our product obsolete.
The application software business is characterized by rapid technological change, new product introduction and evolving industry standards. Advances in applications software or the development of entirely new technologies to replace existing applications software could render our product obsolete and unmarketable. Our success will depend, in significant part, on our ability to make timely and cost-effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. There can be no assurance that we will be successful in developing new products, services and enhancements. Delay in the introduction of new products, enhancements or services, the inability to develop such new products, enhancements or services or their failure to achieve market acceptance could have a material adverse effect on us.

We may face risks related to the storage or provision of inaccurate or confidential information.
It is possible that information provided through the use of our product or information that is copied and stored by customers that have deployed our product may contain errors. In such event, third parties could make claims against us for losses incurred in reliance on such information. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability or legal defense expenses that is not covered by insurance or that is in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

In addition, from time to time, persons may unlawfully obtain information concerning a customer’s or retailer’s program by unlawfully utilizing access numbers, passwords and personal identification numbers. No assurance can be given that future losses due to claims by third parties for unauthorized use will not be material. We maintain no reserves for such risks.

There can be no assurance that our risk management practices will be sufficient to protect us from unauthorized thefts of information that could have a material adverse effect on us.

We may be subject to product liability claims for use or misuse of our product.
Retailers rely, and will continue to rely, on our product in connection with providing promotions that have a direct financial impact on their businesses and their customers. Use or misuse of our product, whether due to accident, employee fraud, or otherwise, may result in unintended or undesirable consequences that could result in financial or other damages to our customers and to our customers’ customers. A product liability claim brought against us, even if not successful, would likely be time consuming and costly and could have a material adverse effect on us.

We may face risks related to the use of electronic payment cards.
Portions of our software may be integrated with or co-reside with a range of third party payment and other software. For example, our product may be added to existing or new electronic payment cards, either by the addition of software to a chip or by using the payment card number as an identifier with our product. Alternatively, a portion of the software comprising our product may be added to existing or new payment devices, so that such software co-resides with payment programs. On the Internet and in other environments, a portion of our software may be integrated with a third party supplied e-commerce program. There can be no assurances that such integration or co-residence will not adversely affect the payment system, potentially giving rise to a claim that may have a material adverse effect on our business, financial condition and results of operations. In addition, if our customers experience problems with a payment system, it may be difficult to determine if those problems originate from our product or other products with which ours co-reside. Such difficulty may delay resolution of any such problem and prove costly to us.

We may be affected by potential privacy regulation.
The Federal Trade Commission is considering the adoption of regulations regarding the collection and use of personal information obtained from individuals when accessing Internet sites. These regulations could restrict our ability to provide demographic data to retailers. At the international level, the European Union has adopted a directive that will impose restrictions on the collection and use of personal data. These developments could have an adverse effect on our business, results of operations and financial condition.

We may face increased governmental regulation and legal uncertainties.
Catuity will enable or manage confidential customer information on behalf of our clients. Recent high profile cases of customer information being compromised have heightened concerns among our prospects, investors and state and federal legislators about the need to ensure that the information of individuals be protected. Since Sept. 11, 2001, regulation of public and non-public information has increased significantly. Even though Catuity’s customers generally seek written permission from loyalty program participants to collect and use information on their shopping behavior, the Company cannot ensure that its customers will comply with appropriate regulations or industry best practices. The gift card industry also continues to face regulatory, legislative and judicial scrutiny. At present, Attorney Generals in at least 26 states in the U.S. have initiated lawsuits against high profile gift card providers targeting their disclosure and management practices. Proposed state and federal legislation, such as the Fair Gift Card Act, is specifically directed at “escheatment”, “breakage” and liability management practices of card issuers. Broadly, this concerns both the level of required disclosure to consumers about fees and charges associated with their accounts. To manage these risks, Catuity takes appropriate and customary steps in our client agreements and through our operational procedures. Catuity has no control over the pricing, disclosure and management strategies of its clients and cannot ensure that our clients will comply with appropriate regulations or industry best practices. To the extent that Catuity’s customers face regulatory, legislative or judicial action, the Company could be made a party to those actions. These could materially and adversely affect us.

We may face intellectual property challenges.
Our success and ability to compete are substantially dependent on our proprietary technology and trademarks, which we attempt to protect through a combination of patent, copyrights, trade secret and trademark laws as well as confidentiality procedures and contractual provisions. However, any steps we take to protect our intellectual property may be inadequate, time consuming and expensive, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States. In addition, we may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. We expect that third-party infringement claims involving Internet technologies and software products will increase. Any claims regarding the rights of third parties, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us, if at all. We have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products infringe the intellectual property rights of others. We could incur substantial costs in defending our sellers and our customers against infringement claims. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition and results of operations.

We have applied for patents in relation to the method of operation of incentive marketing programs using electronic means. We cannot assure you that our patent applications will be approved. Moreover, even if approved, they may not provide us with any competitive advantages or may be challenged by third parties. In recent times a number of patents have been granted in this area. Although we are not aware of any issued patent that our product would infringe, legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries and use of electronic data for granting of benefits and rewards are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain.

Corporate and Market Risks

Our trading volume may be low and our share price may be volatile.
We are currently listed on two exchanges, the ASX, in Australia, and the Nasdaq Small Cap Market, in the United States. There can be no assurance that an adequate volume of trading in our shares will be achieved and maintained, on Nasdaq or the ASX, in order to provide liquidity for our investors. Trading in Catuity shares on Nasdaq and the ASX averaged 1,937 shares per day in 2004.

The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

•	variations in actual or anticipated quarterly or annual operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of loyalty software & service companies;

•	announcements by us of significant contracts, reseller arrangements, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of common stock or termination of stock transfer restrictions; and

•	fluctuations in stock market price and volume, which are particularly common among securities of small technology companies.

The market prices and volumes of the common stock of many publicly held technology based companies have in the past been, and can in the future be expected to be, especially volatile, which could cause the market price of our common stock to fall for reasons not necessarily related to our business, results of operations or financial condition. The market price of our stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, following a period of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against such a company. Any such litigation could result in substantial costs and a diversion of management’s attention and our resources.

We may be subject to arbitrage risks.
Investors may seek to profit by exploiting the difference, if any, in the price of our stock on the ASX and Nasdaq. Such arbitraging activities could cause our stock price in the market with the higher value to decrease to the price set by the market with the lower value.

Complying with Nasdaq’s continued listing requirements
We have experienced, and continue to experience, difficulty maintaining all of Nasdaq’s continued listing requirements, due to the small size of our Company. The requirements for continued listing on the Nasdaq SmallCap Market are as follows:

(1) either (a) stockholders’ equity of $2,500,000, (b) net income in the most recently completed fiscal year or in two of the last three years of $500,000, or (c) market capitalization of $35,000,000;

(2) a public float of 500,000 shares;

(3) a market value of public float of $1,000,000;

(4) a minimum bid price of $1.00 per share;

(5) at least two market makers;

(6) at least 300 round lot stockholders; and

(7) compliance with Nasdaq corporate governance rules.

Certain Delaware anti-takeover provisions may produce results disfavored by our shareholders.
Provisions of Delaware law could make it more difficult for a third party to acquire control of us without the consent of our board of directors, even if our stockholders favored such a change. We are subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits a publicly held Delaware corporation from engaging in any “business combination” with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder, unless:

•	prior to such date, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•	upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced; and

•	on or subsequent to such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66% of the outstanding voting stock that is not owned by the interested stockholder.

Section 203 defines “business combination” to include:

•	any merger or consolidation involving the corporation and the interested stockholder;

•	any sale, transfer, pledge or other disposition of 10% or more of our assets involving the interested stockholder;

•	subject to certain exceptions, any transaction that results in the issuance or transfer by us of any of our stock to the interested stockholder;

•	any transaction involving us that has the effect of increasing the proportionate share of the stock of any class or series beneficially owned by the interested stockholder; and

•	the receipt by the “interested stockholder” of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by us or through the corporation.

In general, Section 203 defines an interested stockholder as an entity or person beneficially owning 15% or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such entity or person.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges.
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, the FASB recently enacted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which we will adopt effective the first quarter of 2006. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our reported financial results. However, we have not yet assessed the level of impact to be able to quantify the adverse effect.

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

As of December 31, 2004, and 2003 the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency risk are $1,588,000 and $1,940,000. The potential decrease in net assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $158,800 and $194,000. Net current assets subject to foreign currency risk are larger as of December 31, 2003 compared to 2004 due to larger cash balances maintained in Australia.

We are also exposed to interest rate risk on deposits of cash, which are affected by changes in the general level of interest rates in the United States and Australia. Since we generally invest in very short-term interest bearing deposits, we do not believe we are subject to any material market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Catuity, Inc.
Detroit, Michigan

We have audited the accompanying consolidated balance sheet of Catuity, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catuity, Inc. and subsidiaries at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Troy, Michigan
March 17, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Catuity, Inc.

We have audited the accompanying consolidated balance sheet of Catuity, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catuity, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Detroit, Michigan
February 26, 2004

CATUITY, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$2,560,683	$5,768,828
Accounts receivable-trade, less allowance of $5,000 in 2004, and $62,000 in 2003	36,211	402,109
Restricted cash	116,012	119,009
Work in process	—	70,692
Prepaid expenses and other	127,429	188,423

Total current assets	2,840,335	6,549,061
Property and equipment, net	162,780	223,466

Total Assets	$3,003,115	$6,772,527

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$150,584	$101,335
Deferred revenue	266	110,561
Accrued compensation	317,433	345,476
Other accrued expenses	87,208	116,742
Trust liability	91,722	95,586

Total current liabilities	647,213	769,700
Accrued compensation	—	59,752
Shareholders’ equity:
Common stock — $.001 par value; Authorized – 6,666,667 shares: issued and outstanding 778,184 in 2004 and 776,374 in 2003	778	776
Preferred stock — $0.001 par value; Authorized – 666,667 shares	—	—
Additional paid-in capital	36,603,127	36,979,841
Shareholder loans	(79,533)	(468,166)
Foreign currency translation adjustment	96,656	88,299
Accumulated deficit	(34,265,126)	(30,657,675)

Total shareholders’ equity	2,355,902	5,943,075

Total Liabilities and Shareholders’ Equity	$3,003,115	$6,772,527

See accompanying notes to consolidated financial statements

CATUITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2004	2003	2002
Revenues:
Software development revenue	$248,379	$2,323,441	$1,666,890
Service revenue	467,533	902,222	1,258,996
License revenue	43,200	1,756,725	45,788

Total revenue	759,112	4,982,388	2,971,674
Cost of revenue and other operating expenses:
Cost of software development	103,151	1,341,619	981,329
Cost of service revenue	297,075	681,445	1,105,207
Research and development	1,282,753	415,809	539,282
Sales and marketing	867,362	1,290,899	1,758,245
General and administrative	1,912,999	1,972,656	1,470,324
General and administrative — variable stock compensation stock compensation	—	(41,996)	(53,363)

Total costs and expenses	4,463,340	5,660,432	5,801,024

Operating loss	(3,704,228)	(678,044)	(2,829,350)
Interest income	96,777	82,714	60,195

Net loss	$(3,607,451)	$(595,330)	$(2,769,155)

Net loss per share — basic & diluted	$(4.64)	$(0.92)	$(5.12)

Weighted average shares outstanding-basic & diluted	777,226	645,452	540,613

See accompanying notes to consolidated financial statements

CATUITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2004	2003	2002
Cash flows from operating activities:
Net Loss	$(3,607,451)	$(595,330)	$(2,769,155)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	(41,996)	(53,363)
Depreciation and amortization	127,926	264,050	125,273
Non cash services	—	—	27,751
Changes in assets and liabilities:
Accounts receivable	365,898	(24,891)	291,264
Accounts payable	274,249	(201,379)	31,279
Deferred revenue	(110,295)	(1,701,365)	977,412
Accrued expenses and other liabilities	(346,194)	138,145	(428,159)
Other assets	134,683	25,046	118,781

Net cash used in operating activities	(3,161,184)	(2,137,720)	(1,678,917)
Cash flows from investing activities:
Purchase of property and equipment	(71,492)	(287,099)	(110,493)
Sale of Assets	4,253	—	—

Net cash used in investing activities	(67,239)	(287,099)	(110,493)
Cash flows from financing activities:
Issuance of common stock, net of expenses	14,057	4,130,121	941,829
Repayment of fractional shares related to reverse stock split	(2,136)	—	—
Repayment of Shareholder Loan	—	41,665	—

Net cash provided by financing activities	11,921	4,171,786	941,829
Foreign exchange effect on cash	8,357	410,414	(5,835)

Net increase/(decrease) in cash and cash equivalents	(3,208,145)	2,157,381	(853,416)
Cash and cash equivalents, beginning of period	5,768,828	3,611,447	4,464,863

Cash and cash equivalents, end of period	$2,560,683	$5,768,828	$3,611,447

Supplemental disclosure of cash flow information:
Taxes paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to consolidated financial statements

CATUITY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Foreign		Total
		(at par)	Additional	Shareholder	Currency	Accumulated	Shareholders'
	Shares	Amount	Paid In Capital	Loans	Translation	Deficit	Equity
Balances at January 1, 2002	536,612	$537	$32,223,640	$(757,733)	$(316,280)	$(27,293,190)	$3,856,974
Issuance of common stock	31,085	31	959,308				959,339
Exercise of options	67	0	1,691				1,691
Sale of option right			8,550				8,550
Stock based compensation			(53,363)				(53,363)
Net loss						(2,769,155)	(2,769,155)
Foreign currency translation					(5,835)		(5,835)

Comprehensive loss							(2,774,990)

Balances at December 31, 2002	567,764	$568	$33,139,826	$(757,733)	$(322,115)	$(30,062,345)	$1,998,201
Issuance of common stock	208,543	208	4,127,614				4,127,822
Exercise of options	67	0	2,299				2,299
Repayment of shareholder loan				41,665			41,665
Adjust shareholder loan to fair value			(247,902)	247,902			0
Stock based compensation			(41,996)				(41,996)
Net loss						(595,330)	(595,330)
Foreign currency translation					410,414		410,414

Comprehensive loss							(184,916)

Balances at December 31, 2003	776,374	$776	$36,979,841	$(468,166)	$88,299	$(30,657,675)	$5,943,075
Issuance of common stock	1,810	2	14,055				14,057
Repayment of fractional shares related to stock split			(2,136)				(2,136)
Adjust shareholder loan to current fair market value			(388,633)	388,633
Net loss						(3,607,451)	(3,607,451)
Foreign currency translation					8,357		8,357

Comprehensive loss							(3,599,094)

Balances at December 31, 2004	778,184	$778	$36,603,127	($79,533)	$96,656	($34,265,126)	$2,355,902

See accompanying notes to consolidated financial statements

NOTE 1. DESCRIPTION OF BUSINESS

Catuity provides technology-based solutions to retailers that are designed to increase the profit they receive from their customers at the Point of Sale (POS). Today, the Company sells a hosted, ASP-based system3 that enables the processing of member-based loyalty programs and which can deliver customized discounts, promotions, rewards and points-based programs which are designed to help retailers find, keep and profit from their best customers. The Company also enables gift card solutions. In late 2004, the Company introduced the first version of its new platform, the Catuity Advanced Loyalty System (CALS). The system enables robust and highly customizable programs which work on a retailer’s payments terminals, Electronic Cash Register and on their internal store networks. Catuity also offers IT services to retailers to support their POS systems maintenance and custom development needs for both the deployment of our technology solution and those of third parties which also touch the point of sale.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the consolidation of the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

REVENUE RECOGNITION

The three distinct revenue streams that result from the Company’s business activities are license revenue, software development revenue, and service revenue.

License Revenue: License revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on the Company’s part with regard to implementation, the fee is fixed and determinable, and collectibility is probable. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, based on the relative fair value of each element. The Company’s determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The Company has established VSOE for maintenance services. The Company does not generally provide for a right of return in its license contracts.

Software Development Revenue: Software development revenue includes integration, customization and development fees of both the customer’s hardware and software and the Company’s software. Software development revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts using the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on hours incurred as a proportion of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. The Company generally does not provide for a right of return in its software development contracts.

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

[3]	Application Service Provider — a third-party entity that manages and distributes software-based services and solutions to customers across a wide area network from a central data center.

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

ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The credit risk associated with trade receivables is limited due to the size and creditworthiness of the Company’s customers. The Company generally does not require collateral for its trade receivables.

The Company records an allowance against gross accounts receivable to provide for doubtful accounts. The allowance is estimated based on the age of the receivable, specific circumstances surrounding the collection of an invoice and historical data on allowances as a percentage of aged accounts receivables. Actual collection on accounts may differ from the allowance the Company has estimated.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization expense is recorded using the straight-line method over the estimated useful lives of the respective assets (which range from three to ten years). The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is estimated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

FOREIGN CURRENCY TRANSLATION

The accounts of the Company’s Australian subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”. All balance sheet accounts for the Australian subsidiaries are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses for the Australian subsidiaries are translated at the average exchange rate during the month in which the transaction occurs. All cumulative translation gains and losses are included as a separate component of shareholders’ equity in the consolidated balance sheet. Currency transaction gains and losses are included in the consolidated statement of operations and are not material for all years presented.

The Company accounts for foreign currency exchange gains or losses on inter-company transactions in accordance with SFAS No. 52, “Foreign Currency Translation”. Transactions occurring between the Company’s U.S. office and the Australian office are considered to be of a long-term investment nature as settlement is not anticipated in the foreseeable future. Inter-company balances are eliminated and do not appear on the consolidated financial statements of the Company. Any gain or loss on the inter-company balance caused by foreign currency translation adjustments is shown in the equity section of the balance sheet and is not included in determining net profit/(loss).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable-trade, and accounts payable approximate their fair values.

RESEARCH & DEVELOPMENT

Research and Development costs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been reported as follows:

	YEAR ENDED DECEMBER 31
	2004	2003	2002
Net Loss as Reported	$(3,607,451)	$(595,330)	$(2,769,155)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	47,224	318,404	700,604

Pro forma net loss	$(3,654,675)	$(913,734)	$(3,469,759)

Loss per share:
basic & diluted — as reported	$(4.64)	$(0.92)	$(5.12)

Pro forma basic & diluted loss per share	$(4.70)	$(1.42)	$(6.42)

     For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2004, 2003, and 2002 grants:

	DECEMBER 31
	2004	2003	2002
Risk Free Interest Rate	2.00%	2.00%	3.00%
Expected Dividend Yield	—	—	—
Expected Lives (years)	1.13	0.62	1.27
Expected Volatility	0.862	0.717	0.773

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We will adopt SFAS 123(R) effective as of the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our reported financial results. However, we have not yet assessed the level of impact to be able to quantify the adverse effect.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consists of:

	DECEMBER 31
	2004	2003
Computer equipment	$558,759	$605,055
Leasehold improvements	69,912	67,169
Office furniture and equipment	99,622	139,225

	$728,293	$811,449
Less accumulated depreciation	(565,513)	(587,983)

	$162,780	$223,466

NOTE 4. COMMITMENTS AND CONTINGENCIES

During December 2004 the Company’s R&D team, located in Sydney Australia, vacated its existing office space and relocated to a new office building. Although there has been no formal claim filed and no legal proceedings have been instituted, the Company believes it is possible for the Company to have an outstanding monetary obligation if the lease agreement related to the vacated space that expired in December 2003, is determined to have been extended for an additional 4 year period. The Company believes that at the time the office space was vacated, there was only a month-to-month rental agreement in effect. If, in the future a claim is filed, and a legal determination is subsequently made that a long-term lease did in fact exist, then the Company could be obligated to pay the landlord for some amount of rental losses, which can not be estimated at this time.

As of December 31, 2004, the Company had entered into employment agreements with 3 employees. Under each of the three agreements, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause), the Company is committed to make a one-time severance payment equal to 30% of annual salary or approximately $80,000 in total.

NOTE 5. SHAREHOLDERS’ EQUITY

REVERSE STOCK SPLIT

On November 1, 2004, the Company held, a special shareholders meeting in Sydney Australia for the purpose of seeking support of a majority of all shares outstanding for a reverse stock split, also known as a share consolidation. The reverse stock split became necessary to bring the Company into compliance with Nasdaq’s on-going listing rule requiring that shares on Nasdaq trade above $1.00. The proposal passed, authorizing the Board to effect a split. Immediately after the special shareholders meeting, the Board of Directors unanimously authorized a 1 for 15 reverse split effective on November 12, 2004, the earliest date that trading could begin in the post-reverse shares. The balance sheet, earnings per share, and other appropriate data have been restated to reflect the reverse split.

SHAREHOLDER LOANS

In 1995 and 1996, the Company issued loans to a former Australian director for the purpose of purchasing approximately 18,400 shares of the Company’s stock. The Company’s recourse for repayment of the loans is limited to after-tax dividends and proceeds from the disposal of the shares. In 1999, $75,000 AUD of the loan was repaid ($48,000 USD at the exchange rate in effect on the date of the transaction) related to the sale of 1,667 shares. In the fourth quarter of 2003, approximately $60,750 AUD was repaid ($42,000 USD at the exchange rate in effect on the date of the transaction) related to the sale of 1,350 shares. In each reporting period the Company records a debit or a credit to expense for the loans based on the difference between the loan share grant price and the Company’s share price at the respective period ending balance sheet dates, on a cumulative basis. For the years ended December 31, 2004, 2003 and 2002, credits of $0, $41,996 and $53,363 respectively were recorded. The amount of the loan outstanding is re-valued at each respective balance sheet date if the Company’s period ending fair market price per share is below the price per share at which the loan was made. The offsetting entry is made to additional paid in capital.

EMPLOYEE STOCK OPTION PLAN

The Company’s shareholders approved the establishment of an Employee Stock Option Plan (“Plan”) at a March 2000 special meeting of shareholders. Under the Plan the Company grants stock options at an exercise price that may be determined by the

Board of Directors at the time of issuance, but is generally at the closing price of the stock on the date of the grant or the average closing price of the stock for the 30 calendar days preceding the grant date, whichever is higher. Option vesting schedules are determined by the Board of Directors at the time of issuance, but are generally over one to three years from the date of the grant. Employees must exercise the options within two to six months of terminating their employment with the Company or the options lapse. The Plan authorizes a maximum of 63,333 shares to be issued. At December 31, 2004, there were 16,537 shares available for issuance under the Plan.

DIRECTOR STOCK OPTION PLAN

On October 24, 2000 the members of the Board of Directors, who are employees of the Company, approved the establishment of a Director Stock Option Plan (“Plan”) effective October 1, 2000 for outside Directors. The Plan is designed to provide a portion of the outside Director’s compensation through stock options. Under the Plan, outside Directors receive 667 non-qualified option shares on the date they join the Board or on the date the plan became effective, in the case of existing outside Directors. In addition, each outside Director receives 333 non-qualified option shares on the last business day in September of each succeeding year for as long as the Director remains on the Board. The option issue price will be the closing price on the grant date, or the closing price on the last trading day preceding the grant date in the event the grant date falls on a weekend or holiday. The options vest on the date of grant and expire after eight years, or six months after the Director ceases to be a member of the Board, whichever occurs first. The Plan is limited so that no more than 8,667 option shares may be outstanding at any one time.

OPTIONS ISSUED TO THIRD PARTIES

While the Company did not grant options to purchase shares of common stock to third parties during 2004 or 2003, options were issued during the year ended December 31, 2002, primarily for services provided to the Company. The Company valued these options using the Black-Scholes option-pricing model. Expense, relating to these options, amounted to $8,550 and was charged to operations in the year they were granted as they vested immediately.

SUMMARY OF STOCK OPTIONS/WARRANTS

The following is a summary of stock and warrant activity:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	OPTION	PRICE
	SHARES	PER SHARE
Outstanding at January 1, 2002	76,829	$103.50
Granted	20,407	$40.65
Cancelled/lapsed	(15,563)	79.05
Exercised	(67)	25.35

Outstanding at December 31, 2002	81,606	$95.25
Granted	19,310	$33.90
Cancelled/lapsed	(21,117)	108.30
Exercised	(67)	34.50

Outstanding at December 31, 2003	79,732	$86.85
Granted	7,179	$5.21
Cancelled/lapsed	(33,281)	53.58
Exercised	0	0.00

Outstanding at December 31, 2004	53,630	$91.02

The weighted average fair value of options/warrants granted during the three years ended December 31, 2004, 2003 and 2002 were $3.09, $12.90 and $17.10, respectively. The weighted average fair value is calculated using the Black-Scholes valuation model.

     The following is additional information relating to options outstanding as of December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			WEIGHTED
		WEIGHTED	AVERAGE		WEIGHTED
		AVERAGE	CONTRACTUAL		AVERAGE
EXERCISE PRICE	NUMBER OF	EXERCISE	LIFE	NUMBER OF	EXERCISE
RANGE	SHARES	PRICE	(YEARS)	SHARES	PRICE
$4.35 - $33.60	8,083	$15.99	4.05	4,466	$19.56
$39.60-$66.70	12,580	$48.62	3.45	12,580	$48.62
$90.69-$129.75	15,634	$103.19	3.91	15,634	$103.19
$142.50-$185.59	17,333	$145.81	3.98	17,333	$145.81

The dilutive effect of stock options has not been included in the loss per share calculation, as the effect would be anti-dilutive.

COMMON STOCK

On January 21, 2003 the members of the Board of Directors adopted the Catuity, Inc. 2003 Executive Director Stock Purchase Plan (“Plan”) which became effective upon approval by the Company’s shareholders at a March 2003 special meeting of shareholders. Under the Plan, executive directors may elect to purchase shares of the Company’s common stock at the closing price of the stock on the last trading day of each month. The plan automatically terminates on the date all shares approved under the Plan have been purchased unless terminated earlier by the Board of Directors. The maximum number of shares that may be purchased under the plan is 6,667 shares.

On November 20, 2002 the members of the Board of Directors approved the establishment of an Executive Stock Purchase Plan (“Plan”) for executives of the Company. Under the plan, executive employees could elect to purchase shares of the Company’s common stock at the closing price of the stock on the last trading day of each month beginning in December 2002. The maximum number of shares that could be purchased under the plan was 1,667 shares. The Plan terminated in November 2003 in accordance with the plan document.

PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes 666,667 shares of preferred stock, with a par value of $0.001 per share, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges and restrictions, including dividends, and the number of shares constituting any series or the designation of such series, without any further vote or action by the shareholders.

PRIVATE PLACEMENT

In July 2003, the Company concluded a private placement in Australia of 200,000 shares of the Company’s common stock to seven accredited investors at a price of $30.00 AUD per share ($19.50 USD based on the foreign exchange rate in effect on the date of the transaction). The price represented an 11% discount to the shares’ fair market value on the Australian Stock Exchange (ASX) on the transaction date. The Company issued the shares in two tranches — the first on July 25, 2003 for 41,667 shares (the maximum permitted under ASX listing rules prior to receiving shareholder approval) and the second for 158,333 shares on September 22, 2003 following shareholder approval at a special meeting of shareholders on September 19, 2003. The Company paid a placement fee of 3% of the purchase price to the Placement Agent for both tranches. The second tranche of shares included 13,067 shares sold to Mr. Duncan P.F. Mount, Chairman of the Company. The proceeds from all of the placement shares were added to the Company’s general working funds to be used for general operating purposes. The shares were sold without registration under US securities laws pursuant to an exemption from such registration.

At a special meeting of the shareholders on March 26, 2003 the Company’s shareholders approved the sale of 6,000 common shares and 2,000 warrant shares to Boom Australia Pty. Ltd. (“Boom”), the family trust of Mr. Duncan P.F. Mount, Chairman of the Company. The aggregate offering price was $337,500 AUD ($189,900 USD), which is net of a 3% placement fee paid to the investor. These shares were sold without registration under US securities laws pursuant to an exemption from such registration. The 2,000 warrant shares expired in November 2004 and had an exercise price of $63 AUD ($33.75 USD).

In November 2002, the Company received net proceeds of $925,000 from the private placement of common stock to accredited professional investors in Australia at a price of $56.25 AUD per share ($31.65 USD based on the foreign exchange rate in effect on the date of the transaction). The price equaled the fair market value of the shares on the Australian Stock Exchange (ASX) on the transaction date. In addition, one warrant share at an exercise price of $63 AUD ($38.55 USD) for every three (3) shares purchased were granted, and expire in November 2004. The exercise price of the warrants represented approximately a 12% premium over the fair market price of the Company’s shares on the date of transaction. A placement fee of 3% of the purchase price was paid to each investor. Net proceeds from the placement were $925,000.

NOTE 6. INCOME TAXES

The components of profit/(loss) before income taxes and extraordinary items consisted of the following:

	YEAR ENDED DECEMBER 31
	2004	2003	2002
Domestic	($4,251,120)	($1,065,811)	($3,904,994)
Foreign	643,669	470,481	1,135,839

Loss before income taxes and extraordinary item	($3,607,451)	($595,330)	($2,769,155)

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

	YEAR ENDED DECEMBER 31
	2004	2003	2002
Income taxes at statutory tax rate	$(1,226,533)	$(202,412)	$(941,513)
Variable stock compensation	0	12,599	16,009
Utilization of operating loss carryforward	(193,101)	(141,144)	(340,752)
Valuation allowance	1,445,381	362,440	1,327,700
Other	(25,747)	(31,482)	(61,445)

Provision for income taxes	$—	$—	$—

The statutory tax rate was 34% for the years ended December 31, 2004, 2003 and 2002. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	DECEMBER 31
	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$11,579,661	$10,327,480
Other	48,068	136,052

Total deferred tax assets	11,627,729	10,463,532
Valuation allowance	(11,627,729)	(10,463,532)

Total net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully reserved by a valuation allowance.

As of December 31, 2004, the Company had operating loss carry-forwards of $20,000,000 expiring in various amounts from 2020 through 2024 in the United States and $15,900,000 in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997. Utilization of the net operating loss carry-forwards in the United States are subject to limits due to continuity of ownership tests under Section 382 of the Internal Revenue Service Code.

NOTE 7. DEFINED CONTRIBUTION PLANS

On behalf of its Australian employees, the Company contributes a government mandated percentage of each employees’ gross salary to a defined contribution plan. The prescribed charge percentage was 9% for the three years ended December 31, 2004, 2003 and 2002. The Company’s contributions were $96,111, $132,321, and $115,001 for the three years ended December 31, 2004, 2003 and 2002 respectively.

There is a 401-K plan available for employees in the U.S. The Company has not made matching contributions to the 401-K plan to date.

NOTE 8. RESTRICTED CASH

The Company was and continues to be the trustee of a bank account related to the use of its Transcard software product that was discontinued in August 2001. When consumers transferred funds to their cards, the funds were deposited into this trust account. The funds were debited from the account electronically and paid to merchants when transaction information relating to cardholder usage was downloaded from merchants through a central host processing system. The Company is not entitled to the funds other than in specified circumstances such as when cards are inactive or expired. Consequently, an amount corresponding to the trust account balance is recorded as a current liability. The trust account had an ending balance of $91,722 and $95,586 at December 31, 2004 and 2003, respectively.

On August 31, 2001, in accordance with an agreement between the Company and Westbus Pty Limited, the Transcard system was discontinued. As of that date, no additional cards were issued and consumers could no longer use their cards to purchase goods or services. The Company is serving as the administrator to refund all requested prepaid balances remaining on consumers’ cards as of the date the system was discontinued.

In addition, the Company had restricted cash of $24,290, and $23,424 as of December 31, 2004 and 2003, respectively, related to an amount held as security for an operating lease.

NOTE 9. SUBSEQUENT EVENTS

On March 17, 2005, the Company announced an agreement to purchase all of the outstanding shares of Loyalty Magic Pty. Ltd., an Australian company located in Melbourne for A$5.5 million ($4.35 million USD based on the foreign exchange rate in effect on the day before the signing of the agreement). This represents a significant step in the Company’s turnaround plan toward profitability. Loyalty Magic was both cashflow positive and profitable in its fiscal year ended June 30, 2004 and expects continued growth in 2005 and beyond. Of the A$5.5 million purchase price, which excludes acquisition related costs, 35% will be issued in new Catuity shares with the remainder to be paid in cash. Loyalty Magic’s management team and A&B Venture Fund Company Pty Ltd. will hold the majority of the shares. Catuity will undertake a capital raising, anticipated to be approximately A$6 million, in order to pay the cash portion of the transaction and to provide increased working capital. The combined company will have a 40-person team serving existing customers in Australia, New Zealand, and North America. The acquisition of Loyalty Magic and associated capital raise, which is subject to shareholder approval, is expected to close following Catuity’s Annual Shareholder Meeting in late May 2005.

NOTE 10. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

As of December 31, 2004, the Company conducts all of its business in a single segment, providing loyalty technology and related services to retailers and their processor partners. For the year ended December 31, 2004, one U.S. customer represented 75% of net revenue while two U.S. customers each represented 11% of net revenue.

Two U.S. customers represented 85% and 14% of net revenue for the year ended December 31, 2003. The same two customers represented 80% and 16% of net revenue for the year ended December 31, 2002.

The following table shows net revenues and long-lived assets by geographic area.

	2004		2003		2002
	Long-Lived	Net	Long-Lived	Net	Long-Lived	Net
	Assets	Revenues	Assets	Revenues	Assets	Revenues
U.S.	$81,101	$759,112	$88,789	$4,982,388	$98,402	$2,971,674
Australia	81,679	—	134,677	—	102,015	—

Total	$162,780	$759,112	$223,466	$4,982,388	$200,417	$2,971,674

NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
	2004	2004	2004	2004
Net revenues	$478,536	$135,279	$104,303	$40,994
Total direct cost of revenue	238,821	75,292	67,621	18,492

Gross Margin
	$239,715	$59,987	$36,682	$22,502
Total operating expenses	874,270	1,222,782	1,183,755	782,307

Operating loss	(634,555)	(1,162,795)	(1,147,073)	(759,805)

Total other income	30,914	23,291	19,614	22,958

Net loss	$(603,641)	($1,139,504)	($1,127,459)	($736,847)

Net loss per share — basic & diluted	($0.78)	($1.47)	($1.45)	($0.95)

	March 31	June 30	September 30	December 31
	2003	2003	2003	2003
Net revenues	$1,475,167	$1,666,009	$1,117,493	$723,719
Total direct cost of revenue	335,924	601,958	671,094	414,088

Gross Margin	$1,139,243	$1,064,051	$446,399	$309,631
Total operating costs and expenses (1)	852,240	1,089,418	822,335	873,375

Operating income/(loss)	287,003	(25,367)	(375,936)	(563,744)

Total other income	17,687	10,602	15,371	39,054

Net income/(loss)	$304,690	($14,765)	($360,565)	($524,690

Net income/(loss) per share — basic & diluted	$0.54	($0.03)	($0.58)	($0.68)

(1)	Includes non-cash variable stock compensation expense/(credit) of ($39,702), ($918), and ($1,376), in the three month periods ended June 30, September 30, and December 31, 2003 respectively. There was no non-cash variable stock compensation expense/(credit) recognized in the quarter ended March 31, 2003

NOTE 12. MANAGEMENT’S PLANS (UNAUDITED)

In early 2004, management determined it was necessary to substantially revise its corporate strategy away from the smart card market and began work on a new strategic plan. Prior to the Target Corporation decision to discontinue issuing smart cards, the Company had focused its efforts on licensing its smart card based loyalty software to large retailers in North America. From its strategic planning efforts, the Company determined that its business focus should be on providing a hosted or customized software solution for tier two chain retailers (and their partners) and on providing services to retailers, merchant service providers, and POS equipment manufacturers for their needs at the point of sale. As a result, the Company’s market focus is on tier two retailers with approximately 50 to 250 stores, and in particular, pharmacy chains, home improvement, auto services and other chain retailers looking to improve customer retention, add new customers, and increase each customer’s average spend amount.

The Company also determined that it needed to become active in the mergers and acquisitions market as a means to provide growth in as short a period of time as possible. As a result, in the middle of 2004, the Company began an active effort to identify companies that would represent an appropriate business fit with Catuity’s business, provide positive cash-flow, and profits from their operations. (See Note 9 on page 36 for more information on current acquisition activity.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 6, 2004, the Audit Committee of the Board of Directors of the Company authorized management to prepare a Request For Proposal to seek bids for the annual audit of Catuity Inc.’s 2004 financial statements and the reviews of its quarterly financial statements. Ernst & Young LLP, the auditors engaged at the time, were also invited to bid on the audit. On September 21, 2004, Ernst & Young LLP advised Catuity management that it was declining to bid on Catuity’s work, effectively declining to stand for re-election.

The reports of Ernst & Young LLP on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2002 and 2003, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report. Further, Ernst & Young LLP did not advise the Company of any “reportable events” pursuant to Item 304(a)(1)(v) of Regulation S-K in connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2002 and 2003 respectively, or in the subsequent interim period.

On November 1, 2004, the Audit Committee of the Board of Directors named BDO Seidman, LLP as its independent accounting firm, replacing Ernst & Young LLP. BDO began its engagement with the review of Catuity’s financial statements for the third quarter of 2004. The change in accountants referenced herein was approved by the Company’s independent Audit Committee on November 1, 2004.

During the two most recent fiscal years ended December 31, 2003 and 2002, and through November 1, 2004, the Company did not consult with BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

There were no disagreements with BDO Seidman, LLP.

ITEM 9A. CONTROLS AND PROCEDURES

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) The following table sets forth our executive officers and directors, and their ages as of February 28, 2005.

Name	Age	Position(s)
Duncan P.F. Mount	57	Chairman (1), (2)
Alfred H.(John) Racine III	40	Director, President and Chief Executive Officer
Alexander S. Dawson	61	Director(1),(2)
Alan L. Gilman	61	Director(1),(2)
Clifford W. Chapman Jr.	36	Director
John H. Lowry III	57	Vice President, Chief Financial Officer, Treasurer and Secretary

(1)	Member, Audit Committee

(2)	Member, Compensation Committee

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

     Alfred H. (John) Racine III is currently serving a one year term as our President and Chief Executive Officer and as a member of the Board of Directors. He began his term with Catuity on September 27, 2004. From 1997 to September 2004, Mr. Racine was the founding partner of Altamont Partners, a Charlottesville, VA based strategy and merger advisory firm specializing in payments companies. From 1995 to 1997, he was a principal at SNL Financial, a merger and financial analytics provider for the financial service industry, which is also located in Charlottesville. Prior to SNL, he spent five years in a variety of operational and strategic roles in the financial service division of Thomson Financial. These roles ranged from senior editor of American Banker to heading strategic, marketing and product development. Mr. Racine began his career as a prize-winning journalist. He studied journalism and political science at Southern Illinois University at Carbondale.

     Alexander S. Dawson is currently one of our non-employee Directors. He served as the Chairman of CAT, our wholly owned subsidiary, from November 1992 to December 1999. From April 1987 to January 1991, he was Chief Executive Officer of Arnotts Ltd., Australia’s largest biscuit and snack food manufacturing company. From January 1988 to December 1990, he was a member of the Business Council of Australia. He served as Chairman of United Distillers (Australasia) Limited from August 1994 to March 1996. He has a Bachelor of Commerce degree from the University of New South Wales, a Master of Business Administration from Columbia University and is a Fellow of the Institute of Chartered Accountants in Australia.

     Alan L. Gilman is currently one of our non-employee Directors. He joined the Board of Directors, following his retirement from Arthur Andersen LLP, on July 1, 2000 and serves as chairman of the Audit and Compensation Committees of the Board.

     Previously Mr. Gilman spent over 20 years with Arthur Andersen LLP specializing in the retail industry. From September 1992 to August 1999 he served as the managing partner of Senn-Delaney, a unit of Arthur Andersen specializing in the retail industry. In addition to his role with Senn-Delaney, he held worldwide leadership responsibility for Arthur Andersen’s retail industry and consumer products activities. Prior to September 1992, he was an Audit Partner at Arthur Andersen focusing primarily on retail distribution and advertising.

     Clifford Chapman joined our Board in September 2004 as one of our non-employee Directors. From 2002 to 2004, he was CEO of mindSHIFT Technologies, a managed services provider focused on IT outsourcing for small and medium enterprises. From 1998 to 2000, he was the V.P. of Business Integration for AppNet, a full service internet professional service and managed company. In 1995, he co-founded NMP a full service consulting business and managed hosting company. He holds an MBA from Columbia Business School and a Bachelor of Science in Computer Engineering from Lehigh University.

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

     Each of our directors holds office until the next annual meeting of shareholders or until his successor has been duly elected or qualified or until his earlier death, resignation or removal. Executive Officers are appointed by, and serve at the discretion of, our board of directors. In the case of Mr. Racine however, he will serve as President and Chief Executive Officer and as a Director until the expiration of his current agreement on September 27, 2005. Mr. Racine’s agreement may be extended for one year by mutual agreement between himself and Catuity.

     Our board of directors has an audit committee. The audit committee, among other things, makes recommendations to the board of directors concerning the engagement of independent auditors and monitors the results of our operating and internal controls as reported by management and the independent auditors. The audit committee contains at least one Financial Expert as that term is defined in SEC rules. Disclosure of Catuity’s Financial Expert is incorporated by reference to the section entitled “Report of the Audit Committee of the Board of Directors” of the registrant’s 2005 Proxy Statement.

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

     b) Compliance With Section 16(a) of the Exchange Act

     Incorporated by reference to the section entitled “Compliance with SEC Reporting Requirements” of the registrant’s 2005 Proxy Statement.

     c) Code of Ethics

     Incorporated by reference to the section entitled “Code of Ethics” of the registrant’s 2005 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the section entitled “Director Compensation” and the section entitled “Summary Compensation Table” of the registrant’s 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the section entitled “Ownership of Securities” of the registrant’s 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the section entitled “Certain Relationships and Related Transactions” of the registrant’s 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to the section entitled “Principal Accountant Fees and Services” of the registrant’s 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of the Annual Report on form 10-K:

1.	All Financial Statements: The consolidated financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules:

     SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS CATUITY INC.

Column A	Column B	Column C	Column D		Column E
		ADDITIONS
	BALANCE AT	CHARGED TO			BALANCE
	BEGINNING	COSTS AND	DEDUCTIONS —		AT END
DESCRIPTION	OF PERIOD	EXPENSES	DESCRIBE		OF PERIOD
Year Ended December 31, 2004
Valuation allowance for trade receivable	$61,922		($56,922	)(1)	$5,000
Valuation allowance for deferred tax assets	10,463,532	1,164,197			11,627,729
Year Ended December 31, 2003
Valuation allowance for trade receivable	$54,207	$7,895			$61,922
Valuation allowance for deferred tax assets	10,246,713	216,819			10,463,532
Year Ended December 31, 2002
Valuation allowance for trade receivable	$113,550	$—	($59,523	)(1)	$54,027
Valuation allowance for deferred tax assets	9,040,684	1,206,029			10,246,713
Year Ended December 31, 2001
Valuation allowance for trade receivable	$44,421	$113,550	($44,421	)(2)	$113,550
Valuation allowance for deferred tax assets	7,327,037	1,713,647			9,040,684

(1)	reduction in valuation allowance estimate

(2)	Uncollectible accounts written off.

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

Exhibit
Number	Description

3(a)	Registrant’s Certificate of Incorporation, which appears as Exhibit 3.3 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
3(b)	Registrant’s Certificate of Amendment to the Certificate of Incorporation, which appears as Exhibit 3.4 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
3(c)	Registrant’s By-Laws, which appears as Exhibit 3.5 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
3(d)	Certificate of Registration of Card Technologies Australia Limited, which appears as Exhibit 3.1 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
3(e)	Certificate of Registration on change of name from Card Technologies Australia Limited to Chip Application Technologies Limited, which appears as Exhibit 3.2 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
3(f)	Bylaws of Catuity, Inc. (formerly Novatec Inc.) as amended June 25, 2001, which appears as Exhibit 3(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.
3(g)	Bylaws of Catuity Inc. (formerly Novatec Inc.) as amended effective September 1, 2004, which appears as Exhibit 3(g) to Registrant’s Form 10-Q for the quarter ended June 30, 2004, which is incorporated herein by reference.
3(h)	Certificate of Amendment of Amended Certificate of Incorporation of Catuity Inc.
10(a)	Registrant’s 2000 Director Stock Option Plan, which appears as Exhibit 4.2 to Registrant’s Form S-8 filed December 20, 2000, which is incorporated herein by reference.*
10(d)	Employment agreement of John H. Lowry III, which appears as Exhibit 10.10 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.*
10(d-1)	Amendment to John H. Lowry III Employment Agreement with Catuity Inc., which appears as Exhibit 10(d-1) to Registrant’s Form 10-Q for the quarter ended Une 30, 2004, which is incorporated herein by reference. *
10(h)	Lease for premises located at 68-72 Wentworth Avenue Surry Hills, New South Wales, Australia, which appears as Exhibit 10.11 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(i)	Lease for premises located at 2711 East Jefferson Avenue, Detroit, Michigan, which appears as Exhibit 10.12 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(k) 10(l)	Smart Loyalty Technical Work Group Agreement between Visa U.S.A. and Chip Application Technologies limited, which appears as Exhibit 10.14 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference. Partner Program Loyalty Services Agreement between Visa International Service Association and Chip Application, Technologies Limited, which appears as Exhibit 10.15 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(n)	Form of Indemnification Agreement, which appears as Exhibit 10.24 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.
10(o)	Form of Stock option Plan and Form of Stock Option Agreement

Exhibit
Number	Description
under Plan, which appears as Exhibit 10.25 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.*
10(p)	Catuity, Inc. 2000 Director Stock Option Plan as approved by the Shareholders of Catuity, Inc. on May 23, 2001, which appears as Exhibit 10.2(bb) to Registrant’s Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.*
10(s)	Amendment to Stock Option Plan, as approved by the Shareholders of Catuity, Inc. on May 24, 2001, which appears as Exhibit 10(s) to Registrant’s Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. *
10(t)	Consulting agreement between Visa U.S.A and Catuity, Inc., signed November 17, 2000, which appears as Exhibit 10(t) to Registrant’s form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.
10(u)	Catuity, Inc. 2002 Executive Stock Purchase Plan, which appears as Exhibit 4.1 to Registrant’s Form S-8 filed December 6, 2002, which is incorporated here in by reference.*
10(v)	Catuity, Inc. 2003 Executive Director Stock Purchase Plan which appears as exhibit 10(v) to Registrant’s Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference
10(w)	Employment Agreement of Alfred H. Racine, with Catuity Inc. dated September 23, 2004, which appears as exhibit 10(w) to Registrant’s Form 8-K filed September 28, 2004, which is incorporated herein by reference *
16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant, which appears as exhibit 16.1 to Registrant’s Form 8-K dated September 24, 2004.
21	Subsidiaries of Registrant as of March 30, 2005
23.1	Consent of Independent Accountants — BDO SEIDMAN, LLP
23.2	Consent of Independent Accountants — Ernst & Young LLP
24	Powers of Attorney Contained on Page 44 of this Annual Report on Form 10-K
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Alfred H. Racine, the Registrant’s Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by John H. Lowry, the Registrant’s Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Racine and John H. Lowry
99.1	Audit Committee Charter, which appears as Exhibit 99.1 to Registrant’s Form 10-Q filed November 14, 2000, which is incorporated herein by reference.
99.2	Catuity, Inc. Audit Committee charter as amended October 22, 2001, which appears as exhibit 99.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference
99.3	Catuity Inc. Audit Committee charter as amended March 11, 2004
99.4	Catuity Inc. Compensation Committee charter as amended March 11, 2004.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

CATUITY, INC.
By:	/s/John H. Lowry
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

Signature	Title(s)	Date

/s/Duncan P F. Mount Duncan P. F. Mount	Chairman and Director	March 30, 2005
/s/Alfred H. Racine Alfred H. Racine	President, CEO and Director	March 30, 2005
/s/Clifford Chapman Clifford Chapman	Director	March 30, 2005
/s/Alexander S. Dawson Alexander S. Dawson	Director	March 30, 2005
/s/Alan L. Gilman Alan L. Gilman	Director	March 30, 2005
/s/John H. Lowry John H. Lowry	Vice President, CFO and Secretary	March 30, 2005

Exhibit
Number	Description
3(h)	Certificate of Amendment of Amended Certificate of Incorporation of Catuity Inc.
21	Subsidiaries of Registrant as of March 30, 2005
23.1	Consent of Independent Accountants — BDO SEIDMAN, LLP
23.2	Consent of Independent Accountants — Ernst & Young, LLP
24	Powers of Attorney Contained on Page 44 of this Annual Report on Form 10-K
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Alfred H. Racine, the Registrant’s Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by John H. Lowry, the Registrant’s Chief Financial Officer.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Racine and John H. Lowry
99.3	Catuity Inc. Audit Committee charter as amended March 11, 2004
99.4	Catuity Inc. Compensation Committee charter as amended March 11, 2004.