Form 10-K/A
period 2004-12-31
CATUITY INC
filed 2005-05-02
CIK 1109740

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-03389

                                  CATUITY, INC.
             (Exact name of registrant as specified in its charter)
STATE OF DELAWARE                                                   38-3518829
State of Incorporation                                 I.R.S. Employer I.D. No.

                             2711 E. JEFFERSON AVE.
                             DETROIT, MICHIGAN 48207
                                 (248) 208-2500
          (Address of principal executive offices and telephone number)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                       [ ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [ ]

         The aggregate market value, as determined by the last sale price of $6.60 on the Nasdaq Small Cap Market, of the voting stock held by non-affiliates (shareholders holding less than 5% of the outstanding Common Stock, excluding directors and officers), as of June 30, 2004 was $5,129,632.

         As of April 15, 2005, there were 778,184 shares of the registrant's common stock issued and outstanding.

      As used in this Form 10-K/A, "Company," "us," "we," "our," and similar terms means Catuity, Inc., a Delaware corporation, and one or more of its subsidiaries.

                                EXPLANATORY NOTE

      On March 31, 2005, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 with the Securities and Exchange Commission. This Amendment No. 1 to our Form 10-K is filed to: (i) amend Part III, Items 10, 11, 12, 13 and 14; and (ii) amend Part IV, Item 15 (Exhibits, Financial Statements, Schedules and Reports on Form 8-K) to include an Exhibit that was inadvertently omitted.

      With the exception of the foregoing, no other changes have been made to our Form 10-K for the fiscal year ended December 31, 2004. Except as described below, this Amendment has not been updated to reflect events occurring subsequent to the original filing date of our Form 10-K. For all other subsequent events, refer to our subsequent periodic and current filings.

                                    PART III

ITEM 10 CORPORATE GOVERNANCE & COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Board Committees and Meetings

      During the year that ended on December 31, 2004, the Board of Directors held fifteen meetings. All of the directors attended or participated in more than 75% of (i) the fifteen meetings of the Board of Directors and (ii) the total number of meetings held by all Committees of the Board on which each such director served.

                  SUMMARY OF MEETING ATTENDANCE BY BOARD MEMBER

                                BOARD                       COMPENSATION
                              MEETINGS   AUDIT COMMITTEE     COMMITTEE
                              ATTENDED/    MEETINGS          MEETINGS
     BOARD MEMBER              HELD(#)   ATTENDED/HELD(#)  ATTENDED/HELD(#)
     ------------              -------   ---------------   ---------------
Duncan P.F. Mount-Chairman      15/15           3/4              3/3

Alfred H. (John) Racine, III-    3/15           N/A              N/A
President/CEO (1)

Alexander S. Dawson-Director    14/15           4/4              3/3

Alan L. Gilman-Director         14/15           4/4              3/3

Clifford W. Chapman Jr. (1)      3/15           N/A              N/A

      (1)   Appointed to the board of directors on September 23, 2004.

      Each of our directors holds office until the next annual meeting of shareholders or until his successor has been duly elected or qualified or until his earlier death, resignation or removal. Executive officers are appointed by, and serve at the discretion of, our Board of Directors.

      During 2004, the Board had two standing Committees: the Audit Committee and the Compensation Committee.

      The Audit Committee assists the Board in monitoring the integrity of the Company's financial statements, the independent accountant's qualifications and independence, the performance of the independent accountants and compliance by the Company with legal and regulatory requirements. It appoints the independent auditor and is also responsible for oversight of the annual report required by the rules of the Securities and Exchange Commission. The Audit Committee is composed of three individuals, Messrs. Gilman (the Chairman), Mount and Dawson, each of whom is independent as that term is defined in section 10A(m)(3) of the Exchange Act and Nasdaq Marketplace rule 4200(a)(15). The Board of Directors has determined that Mr. Gilman, formerly a partner with Arthur Andersen LLP is an audit committee financial expert as defined in Item 401(h) of Regulation S-K and Section 407 of the Sarbanes-Oxley Act of 2002. In addition, the Board of Directors has determined that both Mr. Dawson and Mr. Mount have significant experience in reviewing, understanding and evaluating financial statements and are financially literate. The Audit Committee held four meetings during 2004. The members of the Audit Committee have reviewed the Audit Committee Charter and adopted changes in April 2004 to ensure compliance with new corporate governance rules. A copy of the revised Audit Committee charter is available at www.catuity.com.

      The Compensation Committee is responsible for establishing the compensation levels of the Company's executive officers. Executive officers do not participate in discussions or decisions about their own compensation level or changes in it. In recommending and determining compensation, the committee considers independent studies of comparable remuneration packages. This Committee currently consists of Messrs. Gilman, Mount and Dawson with Mr. Gilman serving as Chairman. The Compensation Committee held 3 meetings during 2004. A copy of the Compensation Committee charter is available at www.catuity.com.

Report of Independent Directors

      The Board of Directors has determined that Messrs. Mount, Dawson, Gilman and Chapman are independent as that term is defined in section 10A(m)(3) of the Exchange Act and Nasdaq Marketplace Rule 4200(a)(15). The Board considers Mr. Mount to be independent under the ASX Corporate Governance Council's best practices recommendations despite being a substantial shareholder as defined by section 9 of the Australian Corporations Act of 2001. The Board believes that Mr. Mount's shareholdings do not interfere in the exercise of his unfettered and independent judgment. The independent members of the Board meet in regularly scheduled "executive sessions" at which only independent directors are present.

      On March 22, 2005, the Board approved the establishment of a Nomination and Governance Committee effective July 1, 2005, subject to shareholder approval at the Company's Annual Meeting. The Nomination and Governance functions, which include selecting qualified individuals for approval by shareholders to serve as members of the Board and developing a set of corporate governance principles applicable to the Company, have been carried out by the three independent members of the Board as part of their Board responsibilities. In lieu of establishing a Nomination and Governance Committee in 2004, the independent directors passed a resolution adopting the following policy in order to meet the nomination and governance requirements of Nasdaq, the SEC, and the ASX:

      The independent directors of the Board shall identify and evaluate qualified candidates for Board membership and recommend them to the full Board as needed. The independent directors shall determine the appropriate size and composition of the Board and its Committees, shall annually review the performance of the Board as a whole, its Committees, individual directors and the CEO, and make recommendations to the full Board for the improvement of such performance. The independent directors shall consider and evaluate all director candidates equally regardless of who recommends them. The independent directors shall utilize the following criteria in evaluating any candidate's capabilities to serve as a member of the Board: attendance, independence, time commitments, conflicts of interest, ability to contribute to the oversight and governance of the Company and experience with businesses of similar size and scope as Catuity. Further, the independent directors shall review the qualifications of candidates considering those of current directors to determine coverage and gaps in experience in related industries and in functional expertise. The independent directors may identify candidates from persons known to them, from shareholder recommendations, and, if deemed appropriate, may engage third party recruiting professionals to identify potential candidates. The Company shall disclose the name of the source that recommended each new nominee and shall disclose if a third party received compensation related to identifying and evaluating candidates.

      To recommend a prospective nominee for consideration as a director, shareholders should submit the candidate's name and qualifications in writing to Catuity's Secretary at the following address: Catuity Inc., Attention:
Secretary, 2711 E. Jefferson Avenue, Detroit, Michigan 48207. Nominee recommendations must be received, in writing, at least 120 calendar days before the date of the Company's proxy statement released to shareholders in connection with the previous year's annual meeting (February 1, 2006 for the 2006 annual shareholder meeting).

      The independent directors considered whether or not to consider candidates for an additional Board seat during 2004 in accordance with the criteria above and determined that given the Merger and Acquisition strategy adopted by the Company in May 2004, it was in the best interests of the Company to add a fourth independent director with M&A experience to assist in the Company's turnaround. As a result, Mr. Clifford W. Chapman Jr. was appointed to the Board on September 23, 2004.

      The Board of Directors welcomes communications from all shareholders. Shareholders may address individual Board members or the Board in its entirety by writing to: Catuity Inc. Attention: Board of Directors (or an individual board member's name), c/o Secretary, 2711 E. Jefferson Avenue, Detroit, Michigan 48207 or Catuity Inc. Attention: Board of Directors (or an individual board member's name), c/o Secretary, Suite 37 (Level 2) 89-97 Jones St., Ultimo NSW 2007. The Secretary of the Company has been instructed by the Board to forward all such communications that are received directly to the appropriate Board member without delay.

      The Company expects that all of its board members will attend its 2005 Annual Meeting of Shareholders. Messrs. Mount and Dawson attended the last annual shareholders meeting held on May 13, 2004. Mr. Gilman attended the meeting telephonically.

                     This report respectfully submitted by:

                             Duncan Mount, Chairman
                               Alexander S. Dawson
                                   Alan Gilman
                             Clifford W. Chapman Jr.

                  Independent members of the Board of Directors

Performance Enhancement

      As a routine practice, Board members are provided with a meeting agenda and briefing materials prior to each meeting. In addition, individual members have access to both the Company Secretary and independent professional advice at the Company's expense. In order to encourage enhanced performance, the Board intends to have the Nomination and Governance Committee establish policies and procedures for evaluating the performance, on an annual basis of the Board as a whole, its committees, and each Board member.

Ethics and Codes of Conduct

      To ensure that the highest level of shareholder confidence could be placed on its financial reporting, Catuity adopted a Code of Ethics for senior financial personnel in 2002. The content of this Code was expanded in April 2004 to ensure compliance with new corporate governance rules and requirements. In addition, the Company expanded its business and employee code of conduct, applicable to all directors, officers and employees, in April 2004. The Company has also expanded its Insider Trading Policy, which restricts the circumstances under which all directors, officers and employees may trade in the company's stock or that of its trading partners. The Code of Ethics for Senior Financial Personnel, Business and Employee Code of Conduct and the Company's Insider Trading Policy are available at www.catuity.com.

Risk Management

      Due to the small size of the Company, it does not have a separate internal audit function. The Audit Committee oversees the accounting and reporting processes of the Company and the audits of the Company's financial statements. The annual financial reports are audited, and each of the quarterly financial reports are reviewed, by the Company's independent accountants. The Company's CEO and CFO review, assess, and certify the Company's internal controls on a quarterly basis. In addition, the Company requires each of its senior financial personnel and each of its executives to certify, based on their knowledge, the integrity of the financial reports.

Continuous Disclosure

      The Company's CEO and CFO are knowledgeable in the continuous and periodic disclosure requirements of the SEC, Nasdaq and the ASX. The Company has adopted the practice that the CEO and CFO are directly involved in preparing all press releases and announcements, including those required to comply with continuous disclosure requirements. In addition, the independent directors review and approve the content of all Company press releases and announcements before they are issued.

      Advice may be sought from outside, independent securities legal counsel where matters of judgment may be involved. The CEO and CFO are the only personnel in the Company authorized to discuss information with the media, analysts, and investors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act, as amended, requires the Company's directors, executive officers and beneficial owners of greater than 10% of a registered class of the Company's equity securities (the "Reporting Persons") to file reports of ownership and changes in ownership of such equity securities with the Securities and Exchange Commission. Officers, directors, and greater than 10% shareholders are required by Security Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports and certain representations that may have been furnished to the Company during or with respect to the Company's fiscal year ended December 31, 2004, the Company believes that, during such fiscal year, with three exceptions, all applicable
Section 16(a) filing requirements were met by the Reporting Persons. The following Reporting Persons were late in filing one Form 4 report; Duncan P.F. Mount, Alexander S. Dawson and Alan L. Gilman

ITEM 11   EXECUTIVE COMPENSATION

Executive Compensation

      The following tables provide certain summary information concerning compensation and stock options for our Chief Executive Officer and the named executive officers that earned more than $100,000 (salary and bonus) for all services rendered in all capacities to Catuity during the year ended December 31, 2004. The persons named below are the only executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                                  COMPENSATION
                                                    OTHER ANNUAL   SECURITIES
         NAME AND                                   COMPENSATION    UNDERLYING    ALL OTHER
   PRINCIPAL POSITION     YEAR  SALARY($)  BONUS($)    ($)(2)       OPTIONS(#)  COMPENSATION($)
   ------------------     ----  ---------  -------  ------------    ----------  --------------
Alfred H. Racine (1)      2004   66,667                              77,914
President and CEO

Michael V. Howe(4)        2004  230,769         0          0              0       300,000 (3)
Former President and CEO  2003  308,000         0          0          6,667
                          2002  232,000    60,000          0              0

John H. Lowry III (4)     2004  160,000         0          0              0
Vice President --         2003  160,000    30,000          0          1,667
CFO, Secretary and        2002  150,000    20,000          0              0
Treasurer

Anthony B. Garton (4)     2004  102,708         0      4,928              0
(5) Former Vice           2003  170,000    12,100      7,048            667
President- Product        2002  124,250     3,039      5,163              0
Development &
Implementation

(1) Mr. Racine was named President and CEO on September 23, 2004. Options granted are per his employment agreement are pending shareholder approval

(2) Includes Australian Superannuation Guarantee Contribution, a compulsory payment that funds retirement benefits.

(3) Represents a severance amount both accrued and paid to Michael V. Howe our former President and CEO. Mr. Howe's employment with the Company terminated on September 23, 2004.

(4) A portion of the executive officers' 2003 and 2002 salary was used to purchase the Company's stock under an executive stock purchase plan. The shares were purchased at market price, therefore, no additional compensation resulted.

(5) Salary amounts have been translated from Australian dollars at the average exchange rate for each year. The exchange rates were .737, .655 and .544 for the years 2004, 2003 and 2002 respectively.

              OPTION GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

                                                                                                            POTENTIAL
                                                                                                         REALIZABLE VALUE
                                                                                                         AT ASSUMED ANNUAL
                                                                                                           RATES OF SHARE
                                                         PERCENT OF TOTAL                                      PRICE
                                  NUMBER OF SECURITIES  OPTIONS GRANTED TO                               APPRECIATION FOR
                                   UNDERLYING OPTIONS   EMPLOYEES IN FISCAL  EXERCISE PRICE  EXPIRATION    OPTION TERM
  NAME AND PRINCIPAL POSITION          GRANTED                YEAR              ($/SHARE)        DATE       5%/10%(3)
  ---------------------------     --------------------  -------------------  --------------  ----------  -----------------
Alfred H. (John) Racine III (1)         77,914                49.0%               $4.20      09/23/2009  $72,305/$199,460
President and CEO

Michael V. Howe                              -                   -                    -          -
Former President and CEO

John H. Lowry III
Vice President - CFO,Secretary &             -                   -                    -          -
Treasurer

Anthony B. Garton
Former Vice President - Product              -                   -                    -          -
Development and Implementation

--------------
(1)   Options granted are pending Shareholder approval.

(2) Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for such shares.

(3) The potential realizable value is reported net of the option price, but before the income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation at 5% and 10% from the date of grant to the expiration of the options.

              AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                                              VALUE OF UNEXERCISED
                                 SHARES                     NUMBER OF UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                                ACQUIRED                             AT FY-END                     FY-END(1)
 NAME AND PRINCIPAL POSITION   ON EXERCISE  VALUE REALIZED   EXERCISABLE/UNEXERCISEABLE    EXERCISABLE/UNEXERCISEABLE
 ---------------------------   -----------  --------------   --------------------------    --------------------------
Alfred H. (John) Racine III         0              0                  0/77,914                       $0/$0
President and CEO

Michael V. Howe
Former President and CEO            0              0                  21,267/0                       $0/$0

John H. Lowry III
Vice President - CFO,               0              0                   8,333/0                       $0/$0
Secretary & Treasurer

Anthony B. Garton
Former Vice President Product
Development & Implementation        0              0                       0/0                       $0/$0

----------
(1) Based on the closing price per share of common stock on the Nasdaq small cap market on the last day of 2004, less the option exercise price payable per share.

Employment Contracts, Termination of Employment and Change in Control Agreements

      Alfred H. (John) Racine III. We entered into a one year agreement with our President and Chief Executive Officer, Alfred Henry (John) Racine III on September 23, 2004. Pursuant to the agreement, Mr. Racine's salary is $250,000 per year and he was granted 77,914 option shares of Catuity common stock subject to shareholder approval. Mr. Racine's agreement may be extended by mutual written agreement between Mr. Racine and the Board of Director's. The agreement may be terminated by either Mr. Racine or the Company upon 30 days written notice, with no further obligations.

      Michael V. Howe. We entered into a five-year employment agreement with our President and Chief Executive Officer, Michael Howe, dated December 5, 1999, as amended effective January 1, 2003. Under the agreement, Mr. Howe received a base salary of $300,000. Mr. Howe was also entitled to receive a performance-based, target cash bonus. The Compensation Committee had the right to amend salary and bonus amounts in Mr. Howe's Employment Agreement pursuant to an annual review. Mr. Howe was eligible to receive a performance bonus if Catuity achieved certain Compensation Committee established goals for Net Revenue as defined in the Agreement and Net Income Before Extraordinary Items and Non-Cash Stock Compensation Expense ).

      In September 2004, Mr. Howe resigned as President and Chief Executive Officer. Under the terms of his agreement, Mr. Howe received one year of compensation in severance payments.

      John H. Lowry III. We entered into a five-year employment agreement with our Chief Financial Officer, John Lowry, dated April 18, 2000, as amended effective January 1, 2003. Under the agreement, Mr. Lowry is entitled to receive a base salary of US$160,000, which is subject to annual review for possible increase by the President and CEO, subject to Compensation Committee approval. We will pay Mr. Lowry a performance bonus on Catuity achieving certain Compensation Committee established goals for Net Revenue (NR) as defined in the Agreement and Net Income Before Extraordinary Items and Non-Cash Stock Compensation Expense (NI). The basis for the bonus is described below:

      - If NR is below the established goal and NI is less than 90% of the goal, no bonus is earned.

      - If NR is at least equal to the established goal and NI is between 90% and 99.9% of the goal, 50% of the targeted bonus is earned.

      - If NR and NI are between 100% and 110% of the established goal, 100% of the targeted bonus is earned.

      - If NR and NI are between 110.1% and 120% of the established, 125% of the targeted bonus is earned.

      - If NR and NI are greater than 120% of the established goal, 150% of the targeted bonus is earned.

      Mr. Lowry received options to purchase up to 10,000 shares of common stock, at an exercise price of $115.20, which vested 3,333 on commencement of employment and 333 at the end of each calendar quarter through the quarter ending June 30, 2005 contingent upon his continued employment at the quarter end. Effective January 1, 2003, Mr. Lowry surrendered the 3,333 then-unvested options he held under the grant of options included in his original contract. These options were replaced with 1,667 options that expire December 31, 2005, at an option exercise price of $57.60 (50% of the exercise price of the surrendered options). These options vested immediately. In the event Mr. Lowry voluntarily resigns, retires, or his employment with Catuity is terminated by the Company all vested options he holds as of the termination date will expire six months following the date of termination. If his employment terminates due to death or incapacity due to disability during the term of this amended agreement, his vested options will expire one (1) year from the date of termination. Any unvested options held as of the date of termination expire immediately without regard to the reason for termination.

      If we terminate the agreement without cause, Mr. Lowry is entitled to nine months' written notice. We have the right to pay nine months' salary to effect immediate termination. Mr. Lowry may voluntarily terminate the agreement at any time provided we are given 4 months' advance written notice.

Board Compensation

      The maximum amount that may be paid to all non-executive directors annually is $104,000. Of that total, we pay each director a $10,000 annual retainer fee, paid in quarterly payments of $2,500 following each calendar quarter. The Chairman of the Board also receives a $10,000 per year Chairman fee. In addition, each director receives $12,000 in fees for attendance at Board meetings so long as the Director attends at least 75% of the meetings held during the year. Fees of $7,500 per year are paid to the Chairperson of the Audit Committee and $5,000 per year to Board members serving as audit committee members. The Chairperson of the Compensation Committee receives $5,000 per year and members receive $2,000 per year. Under the Director Stock Option Plan, upon the date a person first becomes a member of the Board, the director automatically receives a stock option to acquire 667 Catuity shares. In addition, on the last business day of September of every year, the Chairman receives 417 options and each director then in office will receive a stock option to acquire 333 Catuity shares. The exercise price per share of any option is the fair market value on the date of grant. The Company believes that its Director Stock Option Plan, as approved by shareholders, is beneficial because it helps to align the independent director's interests with those of its shareholders.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors for the 2004 fiscal year are:
                            Alan L. Gilman- Chairman
                                Duncan P.F. Mount
                               Alexander S. Dawson

      All of the Compensation Committee members are independent as that term is defined in section 10A(m)(3) of the Exchange Act and Nasdaq Marketplace Rule 4200(a)(15). No executive officer of Catuity has served on the Board of Directors or compensation committee of any other entity that has, or has had, one or more executive officers serving as a member of the Board of Directors of Catuity.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Securities

      The following table provides certain information regarding beneficial ownership of our capital stock as of March 31, 2005 by: (i) each person who is known by us to beneficially own more than five percent of our common stock; (ii) our Chief Executive Officer and the four most highly compensated executive officers that earned more than US$100,000 (salary and bonus) for all services rendered in all capacities to Catuity during the year ended December 31, 2004, plus one individual who would have been included in this table but for the fact that he was not an executive officer on the last day of our fiscal year; (iii) each of our Directors; and (iv) all of our Directors and executive officers as a group.

                                      AMOUNT AND NATURE OF COMMON STOCK   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED(1)       OWNED(2)
------------------------------------  ----------------------------------  --------
Acorn Capital Limited                     108,846  Direct
Level 12, 90 Collins Street                     0  Vested Options
                                           ------
Melbourne Vic 3000 Australia              108,846                           14.0

Duncan P.F. Mount                          46,666  Direct
Lot 8, 54 Lane Cove Road                    2,167  Vested Options
                                           ------
Ingleside, NSW 2101  Australia             48,833                            6.3

Alfred H. Racine III                            0  Direct
11 Altamont Circle, #51                    50,644  Vested                    6.1
                                           ------
Charlottesville, VA  22902                 50,644

Michael V. Howe                             3,450  Direct
62 Hampton Road                            21,267  Vested Options
                                           ------
Grosse Pointe Shores, MI 48230             24,717                            3.1

Alexander S. Dawson                        15,000  Direct
38 Macleay Street                           2,000  Vested Options            2.2
                                           ------
Potts Point, NSW 2011 Australia            17,000

John H. Lowry III                             422  Direct
21972 Heatheridge                           8,333  Vested Options
                                           ------
Northville, MI  48167                       8,755                            1.1

                                      AMOUNT AND NATURE OF COMMON STOCK   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER          BENEFICIALLY OWNED(1)       OWNED(2)
------------------------------------  ---------------------------------   -------

Anthony B. Garton                             277  Direct
65 Wilson St.                                   0  Vested Options
                                           ------
Newtown, NSW  2042                            277                              *

Alan L. Gilman                                267  Direct
4720 Morris Lake Circle                     2,000  Vested Options
                                           ------
West Bloomfield, MI 48323                   2,267                              *

Clifford W. Chapman Jr.                         0  Direct
10 Warren Ave.                                667  Vested Options
                                           ------
Spring Lake, NJ  07762                        667                              *

All directors and executive officers       62,355  Direct
as a group (6 persons)                     65,811  Vested Options
                                           ------
                                          128,166                           15.2%

-----------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or other rights to purchase which are currently exercisable or are exercisable within 60 days after March 31, 2005 are deemed vested and outstanding for purposes of computing the percentage ownership of any other person. Except as indicated by footnotes and subject to community property laws, where applicable, the persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Share data does not include any Shares the beneficial ownership of which has been disclaimed pursuant to SEC Rules.

(2) Percentage of Beneficial Ownership is calculated on the basis of the amount of outstanding securities plus those securities of the named person deemed to be outstanding under Rule 13d-3 (promulgated under the Securities and Exchange Act of 1934, as amended) by virtue of such securities being subject to rights to acquire beneficial ownership within 60 days after March 31, 2005. An asterisk indicates beneficial ownership of less than 1% of the common stock outstanding.

EQUITY COMPENSATION PLAN INFORMATION

      The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                                          NUMBER OF                                NUMBER OF SECURITIES
                                         SECURITIES                               REMAINING AVAILABLE FOR
                                      TO BE ISSUED UPON                           FUTURE ISSUANCE UNDER
                                         EXERCISE OF      WEIGHTED-AVERAGE     EQUITY COMPENSATION PLANS
                                         OUTSTANDING      EXERCISE PRICE OF   (EXCLUDING SECURITIES REFLECTED
       PLAN CATEGORY                      OPTIONS        OUTSTANDING OPTIONS           IN COLUMN (a)
       -------------                  -----------------  -------------------  -------------------------------
                                             (a)               (b)                        (c)
                                      -----------------  -------------------  -------------------------------
Equity compensation plans                   53,630            $ 91.02                    18,370
approved by security holders

Equity compensation plans                   77,914            $  4.20                         0
not approved by security holders (1)

(1) The options granted to Mr. Racine are conditional and pending approval by the Company's shareholders at the 2005 Annual Meeting.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On August 31, 2003 the employment of the Company's former executive chairman, Mr. David Mac Smith was terminated. Pursuant to the terms and conditions of Mr. Mac Smith's employment agreement, Mr. Mac Smith was entitled to receive one year of salary as severance. During the period of September 2003 through August 2004, Mr. Mac Smith received monthly payments in full satisfaction of the Company's severance obligation. Mr. Mac Smith received his final payment in August of 2004. At the time of his termination, Mr. Mac Smith was in possession of shares of Catuity stock subject to loans the Company made to Mr. Mac Smith to enable him to acquire the shares pursuant to a 1995 Executive Share Plan Agreement (the Plan) and Mr. Mac Smith's employment agreement. Under the terms of the Plan, the Company has the right to buy-back all of the shares subject to the loans within one year of Mr. Mac Smith's termination. As previously disclosed, on August 24, 2004 the Company advised Mr. Mac Smith that it was exercising its right to buy-back all of his shares subject to loans from the Company. In April 2005, the Company and Mr. Mac Smith received the valuation report of the independent valuation expert nominated by the President of the Australian Institute of Chartered Accountants to establish the fair value of each share subject to the Company loans. The Company intends to complete the steps necessary to complete the buy-back of the loan shares in the near term. Mr. Mac Smith has indicated he objects to the Company's actions and has advised the Company that he may seek legal remedy if the Company takes action. The Company believes, after consulting with legal counsel, that it is proceeding appropriately and in accordance with the agreement with Mr. Mac Smith, to complete the buy-back. It is management's view that any claim brought by Mr. Mac Smith would not be material and it is the Company's intention to vigorously defend its rights and the interest of all shareholders.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

      The independent public accounting firm of BDO Seidman LLP audited the Company's consolidated financial statements for fiscal 2004. The independent auditing firm of Ernst & Young LLP audited the Company's financial statements in 2003 and performed the first and second quarter's financial reviews in 2004. BDO Seidman LLP was named the Company's auditors on November 04, 2004 and performed the third quarter financial review. Additional information on the Company's independent public accounting firms is available in the Company's current report on Form 8-K, which is incorporated herein by reference. Representatives from BDO Seidman LLP are expected to be present, via telephone, at the Annual Meeting of Shareholders and will be given an opportunity to make a statement if they so desire and are expected to be available to respond to appropriate questions.

Audit Fees

      The aggregate fees billed by BDO Seidman LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended December 31, 2004, and the review of the consolidated financial statements included in the Company's Form 10-Q for the third quarter of 2004 were $63,000. The aggregate fees billed by Ernst & Young LLP for audit of the Company's annual consolidated financial statements for the fiscal year 2003 and the review of the consolidated financial statements included in the Company's Form 10-Q for the first and second quarters of 2004 were $97,000 and $18,000 respectively. Audit fees are presented on an accrual basis. All other fees are presented for services provided during the period January 1 to December 31 for the respective year.

Audit Related Fees

      There were no fees billed to the Company for audit related services rendered by BDO Seidman LLP for the fiscal year ended December 31, 2004. Ernst & Young billed a total of $1,000 for fees associated with the preparation of a letter provided to the ASX for the second quarter of 2004 review.

For the fiscal year ended December 31, 2003, there were no fees billed to the Company for audit related services rendered by Ernst & Young LLP

Tax Fees

      The aggregate fees billed to the Company for the preparation of the Company's Australian tax returns by Ernst & Young, for the fiscal years ended December 31, 2003 and 2002, were $16,000 and $41,500, respectively.

All Other Fees

      For the fiscal year ended December 31, 2004, the aggregate fees for other services billed to the Company by BDO Seidman LLP were $21,000 and related to consulting services and audit assistance with the Loyalty Magic acquisition. In addition, there were also $7,500 in fees billed by McInnes, Graham & Gibbs for the audit of Loyalty

Magic's financial statements for the year ended June 30, 2003. There were no fees billed to the Company for any other services rendered by Ernst & Young for the fiscal years ended December 31, 2004 and 2003.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed herewith as part of this Form 10-K/A:

      1. Share Sale Agreement between Catuity Inc. and the shareholders of Loyalty Magic Pty. Ltd., dated March 17, 2005.

                                  EXHIBIT INDEX

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

  3(g)   Bylaws of Catuity Inc. (formerly Novatec Inc.) as amended effective
         September 1, 2004, which appears as Exhibit 3(g) to Registrant's
         Form 10-Q for the quarter ended June 30, 2004, which is incorporated herein by reference.

  3(h)   Certificate of Amendment of Amended Certificate of Incorporation of
         Catuity Inc., which is incorporated herein by reference

 10(a)   Registrant's 2000 Director Stock Option Plan, which appears as Exhibit
         4.2 to Registrant's Form S-8 filed December 20, 2000, which is incorporated herein by reference.*

 10(d)   Employment agreement of John H.Lowry III, which appears as Exhibit
         10.10 to Registrant's Form 10-12G filed March 21, 2000, which is incorporated herein by reference.*

 10(d-1) Amendment to John H. Lowry III Employment Agreement with Catuity Inc., which appears as Exhibit 10(d-1) to Registrant's Form 10-Q for the quarter ended June 30, 2004, which is incorporated herein by reference. *

 10(h)    Lease for premises located at 68-72 Wentworth Avenue Surry Hills, New
          South Wales, Australia, which appears as Exhibit 10.11 to Registrant's
          Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

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

 10(v) Catuity, Inc. 2003 Executive Director Stock Purchase Plan, which appears as Exhibit 10(v) to Registrant's Form 10-K for the year ended
          December 31, 2003, which is incorporated herein by reference

 10(w)    Employment Agreement of Alfred H. Racine, with Catuity Inc. dated
          September 23, 2004., which appears as exhibit 10(w) to Registrant's
          Form 8-K filed September 28, 2004, which is incorporated herein by reference. *

 10(x)    Share Sale Agreement between Catuity Inc. and the shareholders of
          Loyalty Magic Pty. Ltd., dated March 17, 2005, which is filed herewith.

 16.1     Letter from Ernst & Young LLP to the Securities and Exchange
          Commission regarding change in certifying accountant, which appears as exhibit 16.1 to Registrant's Form 8-K dated September 24, 2004.

 21       Subsidiaries of Registrant as of March 30, 2005

 23.1     Consent of Independent Accountants-BDO SEIDMAN, LLP

 23.2     Consent of Independent Accountants-Ernst & Young, LLP

 24       Powers of Attorney Contained on Page 44 of Catuity's Annual Report on
          Form 10-K for the fiscal year ended December 31, 2004, which is incorporated herein by reference.

 31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002, by Alfred H. Racine, the Registrant's Chief Executive Officer.

 31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002, by John H. Lowry, the Registrant's Chief Financial Officer.

 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred

         H. Racine and John H. Lowry

 99.1     Audit Committee Charter, which appears as Exhibit 99.1 to Registrant's
          Form 10-Q filed November 14, 2000, which is incorporated herein by reference.

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

                                  CATUITY INC.

DATE: APRIL 29, 2005                             By: /s/ John H. Lowry
                                                    ----------------------
                                                      John H. Lowry
                            Vice President, Chief Financial Officer, Secretary and Treasurer

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

      SIGNATURE                       TITLE(s)                   DATE
      ---------                       --------                   ----
/s/ Duncan P F. Mount     Chairman and Director              April 29, 2005
---------------------
 Duncan P. F. Mount

 /s/ Alfred H. Racine     President, CEO and Director        April 29, 2005
 --------------------
  Alfred H. Racine

 /s/ Clifford Chapman     Director                           April 29, 2005
 --------------------
  Clifford Chapman

/s/ Alexander S. Dawson   Director                           April 29, 2005
-----------------------
  Alexander S. Dawson

/s/ Alan L. Gilman        Director                           April 29, 2005
------------------
 Alan L. Gilman

/s/ John H. Lowry         Vice President, CFO, Secretary and April 29, 2005
-----------------         Treasurer
 John H. Lowry

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
 10(x)   Share Sale Agreement between Catuity, Inc. and the shareholders of
         Loyalty Magic Pty. Ltd., dated March 17, 2005.

 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002