Form 10QSB
period 2005-03-31
CATUITY INC
filed 2005-05-16
CIK 1109740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

            ( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarterly period ended March 31, 2005.

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

                                Yes ( ) No ( X )

     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding 778,184 shares as of April 30, 2005.

                                  CATUITY INC.
                                   FORM 10-QSB
                                      INDEX

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets - March 31, 2005 and December 31, 2004                                         3
           Consolidated statements of operations - Three months ended March 31, 2005 and 2004                         4
           Consolidated statements of cash flows - Three months ended March 31, 2005 and 2004                         5
           Notes to Consolidated Financial Statements - March 31, 2005                                                6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      9
   Item 3. Controls And Procedures                                                                                   11
PART II.   OTHER INFORMATION                                                                                         13
   Item 1. Legal Proceedings                                                                                         13
   Item 2. Unregistered Sales of Equity Securities and use of proceeds                                               13
   Item 3. Defaults Upon Senior Securities                                                                           13
   Item 4. Submission of Matters to a Vote of Security Holders                                                       13
   Item 5. Other Information                                                                                         13
   Item 6. Exhibits                                                                                                  13
SIGNATURES AND CERTIFICATIONS                                                                                        14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                       CATUITY INC.
                                                              CONSOLIDATED BALANCE SHEETS
                                                        ----------------------------------------
                                                         MARCH 31, 2005       DECEMBER 31, 2004
                        ASSETS                              (Unaudited)
                        ------
CURRENT ASSETS:
  Cash and cash equivalents                                  $1,755,238              $2,560,683
  Accounts receivable, less allowance of $5,000 at               24,852                  36,211
    March 31, 2005 and December 31, 2004

  Restricted cash                                               113,423                 116,012
  Prepaid expenses and other                                    116,891                 127,429
                                                             -----------             ----------
Total current assets                                          2,010,404               2,840,335

  Property and equipment, net                                   142,526                 162,780
  Other assets                                                   80,870                      --
                                                             -----------             ----------

Total assets                                                 $2,233,800              $3,003,115
                                                             ===========             ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                             $171,296                $150,584
  Accrued compensation                                           78,806                 317,433
  Other accrued expenses                                        152,190                  87,474
  Trust liability                                                89,208                  91,722
                                                             -----------             ----------
Total current liabilities                                       491,500                 647,213


SHAREHOLDERS' EQUITY:
 Common stock - $.001 par value; Authorized -                      778                     778
    6,666,667 shares: issued and outstanding -
    778,184 at March 31, 2005 and December 31, 2004
 Preferred stock - $.001 par value; Authorized -                     --                      --
    666,667 shares
 Additional paid-in capital                                  36,589,586              36,603,127
 Shareholder loans                                              (66,745)                (79,533)
 Foreign currency translation adjustment                         77,950                  96,656
 Accumulated deficit                                       (34,859,269)             (34,265,126)
                                                             -----------             ----------
Total shareholders' equity                                    1,742,300               2,355,902
                                                             -----------             ----------
Total liabilities and shareholders' equity                   $2,233,800              $3,003,115
                                                             ===========             ==========

 See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------
                                                                            2005               2004
                                                                         ----------         ----------
         REVENUES:
           Project related                                                       $0          $218,454
           Service                                                           19,660           215,139
           License                                                           12,600            44,943
                                                                         ----------         ---------
         Total revenues                                                      32,260           478,536

         COST OF REVENUE AND OTHER OPERATING EXPENSES:
           Cost of project related                                                0            81,673
           Cost of service                                                   18,266           112,917
           Cost of license                                                    1,189            44,231
           Sales and marketing                                              144,359           234,348
           Research and development                                         131,916           306,424
           General and administrative                                       354,927           333,498
                                                                         ----------         ---------
         Total costs and expenses                                           650,657         1,113,091
                                                                         ----------         ---------

         Operating loss                                                   (618,397)         (634,555)

         Interest income                                                     24,256            30,914
                                                                         ----------         ---------
         Net loss                                                        ($594,141)         ($603,641)
                                                                         ==========         =========

         Net loss per share - basic and diluted                             ($0.76)            ($0.78)
                                                                         ==========         =========
         Weighted average shares outstanding-basic & diluted                778,184           776,425
                                                                         ==========         =========

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        ---------------------------
                                                                           2005             2004
                                                                        ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $(594,141)      $(603,641)
Adjustments used to reconcile net loss to net cash used
   in operating activities:
Depreciation and amortization                                               20,254          34,472

Changes in assets and liabilities:
   Accounts receivable                                                      11,359         283,111
   Other assets, net                                                        13,125       (145,676)
   Deferred revenue                                                              0          16,944
   Accounts payable                                                         20,712           7,663
   Accrued expenses and other liabilities                                (176,425)        (88,908)
                                                                        ----------      -----------
Net cash used in operating activities                                    (705,116)       (496,035)
                                                                        ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                           --        (36,710)
   Acquisition Related                                                    (80,870)              --
                                                                        ----------      -----------
Net cash/(used) in investing activities                                   (80,870)        (36,710)
                                                                        ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of fractional shares related to reverse                         (753)               0
    stock split
   Issuance of common stock, net of expenses                                     0           5,206
                                                                        ----------      -----------
Net cash provided/(used) by financing activities                             (753)           5,206
                                                                        ----------      -----------

Foreign exchange effect on cash and cash equivalents                      (18,706)          17,522
                                                                        ----------      -----------
Net decrease in cash and cash equivalents                                (805,445)       (510,017)
Cash and cash equivalents, beginning of period                           2,560,683       5,768,828
                                                                        ----------      -----------
Cash and cash equivalents, end of period                                $1,755,238      $5,258,811
                                                                        ==========      ===========

See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2004 has been derived from the consolidated audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results, for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2005. The accompanying interim, consolidated financial statements should be read in conjunction the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We will adopt SFAS 123(R) effective as of the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our reported financial results. However, we have not yet assessed the level of impact to be able to quantify the adverse effect.


3. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/(loss) is summarized as follows:


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                -----------------------------
                                                   2005                2004
                                                ---------           ---------
Net loss                                        $(594,141)          $(603,641)
Foreign currency translation                      (18,706)             17,522
                                                ---------           ---------

Total comprehensive loss                        $(612,847)          $(586,119)
                                                =========           =========

4. STOCK BASED COMPENSATION

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

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No.123, the Company's net loss and net loss per share would have been reported as follows:



                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                                                      2005                2004
                                                                    ---------          ---------
    Net loss as reported                                            ($594,141)         $(603,641)
    Deduct: Total stock-based employee compensation expense
    determined under fair value based method for all awards
                                                                       (2,644)           (16,957)
                                                                    ---------          ---------
    Pro forma net loss                                              ($596,795)         $(620,598)
                                                                    =========          =========
    Net loss per share: basic and diluted- as reported                 ($0.76)            $(0.78)
                                                                    =========          =========
    Pro forma basic and diluted loss per share                         ($0.77)            $(0.80)
                                                                    =========          =========

5.  COMMITMENTS AND CONTINGENCIES

During December 2004 the Company's R&D team, located in Sydney Australia, vacated its existing office space and relocated to a new office building. Although there has been no formal claim filed and no legal proceedings have been instituted, the Company believes it is possible for the Company to have an outstanding monetary obligation if the lease agreement related to the vacated space that expired in December 2003, is determined to have been extended for an additional 4 year period. The Company believes that at the time the office space was vacated, there was only a month-to-month rental agreement in effect. If, in the future a claim is filed, and a legal determination is subsequently made that a long-term lease did in fact exist, then the Company could be obligated to pay the landlord for some amount of rental losses, which can not be estimated at this time.

In December 2004, the Company entered into employment agreements with 3 employees. Under each of the three agreements, in the event employment is terminated (other than voluntarily by the employee or by the Company for cause), the Company is committed to make a one-time severance payment equal to 30% of annual salary or approximately $80,000 in total.

6. ACQUISITION

On March 17, 2005, the Company announced an agreement to purchase all of the outstanding shares of Loyalty Magic Pty. Ltd., an Australian company located in Melbourne for A$5.5 million ($4.35 million USD based on the foreign exchange rate in effect on the day before the signing of the agreement). This represents a significant step in the Company's turnaround plan toward profitability. Loyalty Magic was both cash flow positive and profitable in its fiscal year ended June 30, 2004 and expects continued growth in 2005 and beyond. Of the A$5.5 million purchase price, which excludes acquisition related costs, approximately 35% will be issued in new Catuity shares with the remainder to be paid in cash. Loyalty Magic's management team and A&B Venture Fund Company Pty Ltd. will hold the majority of the shares. Catuity will undertake a capital raising, anticipated to be approximately A$6 million ($4.6 million USD based on the exchange rate at March 31, 2005), in order to pay the cash portion of the transaction and to provide additional working capital. The combined company will have approximately a 40-person team serving existing customers in Australia, New Zealand, and North America. The acquisition of Loyalty Magic and associated capital raise, which is subject to shareholder approval, is expected to close following Catuity's Annual Shareholder Meeting.

7.  MANAGEMENT PLANS

In early 2004, management determined it was necessary to substantially revise its corporate strategy away from the smart card market and began work on a new strategic plan. Prior to the Target Corporation decision to discontinue issuing smart cards, the Company had focused its efforts on licensing its smart card based loyalty software to large retailers in North America. From its strategic planning efforts, the Company determined that its business focus should be on providing a hosted or customized software solution for tier two chain retailers (and their partners) and on providing services to retailers, merchant service providers, and POS equipment manufacturers for their needs at the point of sale. As a result, the Company's market focus is on tier two retailers with approximately 50 to 250 stores, and in particular, pharmacy chains, home improvement, auto services and other chain retailers looking to improve customer retention, add new customers, and increase each customer's average spend amount.

The Company also determined that it needed to become active in the mergers and acquisitions market as a means to provide growth in as short a period of time as possible. As a result, in the middle of 2004, the Company began an active effort to identify companies that would represent an appropriate business fit with Catuity's business, provide positive cash-flow, and profits from their operations. (See Note 6 for information on the acquisition that is currently pending.)


8.  SUBSEQUENT EVENT

On April 4, 2005, the Nasdaq staff (the "Staff") notified Catuity Inc. (the "Company") that it had determined that, for the period ended December 31, 2004 the Company was out of compliance with Nasdaq Marketplace Rule 4310(c)(2)(B) (the "Nasdaq Rule") for continuous listing on the Nasdaq Small Cap Market. That Nasdaq Rule requires Nasdaq Small Cap Market companies to maintain a minimum of $2,500,000 in stockholders' equity, or $35,000,000 market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years in order to maintain the listing of their securities on the Nasdaq Small Cap Market. On April 19, 2005, Catuity submitted a plan to Nasdaq staff describing how the Company will achieve and sustain compliance with the $2,500,000 shareholder equity minimum and all other continuous listing requirements. The Staff is in the process of reviewing the Company's plan.

As of March 31, 2005 Catuity is in compliance with all of Nasdaq's seven continuous listing requirements except the requirement to maintain either $2,500,000 in stockholders' equity, or $35,000,000 market value of listed securities, or have $500,000 of net income in 2004 or in two of its past three fiscal years. The Company expects to achieve compliance with the one Nasdaq continuous listing requirement it is not in compliance with by maintaining a minimum of $2,500,000 in stockholder's equity upon completion of the acquisition of Loyalty Magic and the capital raise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Catuity provides technology-based solutions to retailers that are designed to increase the profit they receive from their customers at the Point of Sale
(POS). Today, the Company sells a hosted, ASP-based system that enables the processing of member-based loyalty programs that can deliver customized discounts, promotions, rewards and points-based programs designed to help retailers find, keep and profit from their best customers. The Company also enables gift card solutions. In late 2004, the Company introduced the first version of its new loyalty software, the Catuity Advanced Loyalty System (CALS). The system enables robust and highly customizable programs which work on a retailer's payment terminals, Electronic Cash Registers and on their internal store networks. Catuity also offers IT services to retailers to support their POS systems maintenance and custom development needs for both the deployment of our technology solution and those of third parties which also touch the point of sale.

As previously disclosed throughout 2004, in February 2004, Target Corporation decided to discontinue its issuance of smart cards and phase out its participation in the Visa Smart Rewards platform. Catuity's loyalty software was one of the principal drivers of the Smart Rewards program that had been, and was being, developed by Visa for retailers. Targets decision resulted in Visa ceasing operation of the Smart Rewards program in October 2004. This decision has had a significant negative impact on the Company's revenues.

On March 17, 2005, the Company announced an agreement to purchase all of the outstanding shares of Loyalty Magic Pty. Ltd., an Australian company located in Melbourne for A$5.5 million ($4.35 million USD based on the foreign exchange rate in effect on the day before the signing of the agreement). This represents a significant step in the Company's turnaround plan toward profitability. Loyalty Magic was both cash flow positive and profitable in its fiscal year ended June 30, 2004 and expects continued growth in 2005 and beyond. Of the A$5.5 million purchase price, which excludes acquisition related costs, approximately 35% will be issued in new Catuity shares with the remainder to be paid in cash. Loyalty Magic's management team and A&B Venture Fund Company Pty Ltd. will hold the majority of the shares. Catuity will undertake a capital raising, anticipated to be approximately A$6 million ($4.6 million USD based on the exchange rate at March 31, 2005), in order to pay the cash portion of the transaction and to provide additional working capital. The combined company will have approximately a 40-person team serving existing customers in Australia, New Zealand, and North America. The acquisition of Loyalty Magic and associated capital raise, which is subject to shareholder approval, is expected to close following Catuity's Annual Shareholder Meeting.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

REVENUE

Total revenues for the three month period ended March 31 ("first quarter") decreased $446,000, to $32,000 in 2005 compared to $478,000 in 2004. First quarter 2005 revenues consisted of approximately $20,000 in service revenue related to consulting services for a client, and approximately $12,000 in license revenue that consisted of software license fees and maintenance. First quarter 2004 revenues consisted of approximately $218,000 in project revenue related to software development for Visa; approximately $215,000 in service revenue related to support services for Visa and Target; approximately $45,000 in software license fees and maintenance for a client; and maintenance fees for Target.

COST OF PROJECT REVENUE

Cost of project revenue primarily consists of salaries, employee benefits, related expenses and overhead for the portion of time spent by our technical staff located in Sydney, Australia who work on software development activities for customers. The Company did not engage in any software development activities on behalf of customers in the first quarter of 2005 and therefore did not incur any costs related to project revenue. Cost of project revenue was approximately $82,000 for the first quarter of 2004.

COST OF SERVICE REVENUE

Cost of service revenue primarily consists of salaries, employee benefits, related expenses and overhead for the client services and support staff, for the portion of their time spent on service related activities. Cost of service decreased $95,000, or 84%, in the first quarter of 2005 compared to the first quarter of 2004, and service revenue decreased by $195,000, or 91%, over the same period. The decrease in expenses for the three-month period was due to a reduction in staff and also corresponded with the decrease in service revenue.

COST OF LICENSE REVENUE

Cost of license revenue primarily consists of salaries, employee benefits, related expenses and overhead for the client support staff and the technical staff's time spent on maintenance activities related to licensed Catuity software. Cost of license decreased $43,000, or 98%, in the first quarter of 2005 compared to the first quarter of 2004, and license revenue decreased by $32,000, or 71%, over the same period. The decrease in expenses for the three-month period was due to a reduction in staff and also corresponded with the decrease in license revenue.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing team. Sales and marketing expenses decreased $90,000, or 38%, in the first quarter of 2005 compared to the first quarter of 2004. The decrease was principally due to reductions in staff size and lower overhead allocations.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by the technical staff in Sydney Australia. Research and development expenses decreased $174,000, or 57%, in the first quarter of 2005 compared to the first quarter of 2004. The decrease was due to the significant reduction in staffing that occurred in the 4th quarter of 2004 which lowered salary and related costs and overhead.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional services fees. General and administrative expenses increased $21,000, or 6%, in the first quarter of 2005 compared to the first quarter of 2004. The increase was primarily due to higher outside audit fees recorded in the first quarter of 2005 compared to the first quarter 2004. This was due to a change in how the Company records audit fees, resulting in a timing difference, rather than an increase in costs . Costs for internal finance and administration and office overhead were approximately $40,000 lower in the first quarter 2005 compared to the first quarter 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations with proceeds from the issuance of common stock and cash collections from customers. As of March 31, 2005, the Company had approximately $1,755,000 in cash and cash equivalents, a decrease of $806,000 from December 31, 2004. Net cash used in operating activities was $786,000 for the three-month period ended March 31, 2005 compared with $496,000 for the three-month period ended March 31, 2004. The increase in net loss was the primary factor contributing to the increase in net cash used in operating activities.

There was no cash used in investing activities for the three-month period ended March 31, 2005 compared with cash used of $37,000 for the three-month period ended March 31, 2004. The $37,000 used during the three month period ended March 31, 2004 primarily related to the purchase of computer hardware in the U.S. There were no capital purchases made during the three-month period ended March 31, 2005.

Net cash used by financing activities was $750 for the three-month period ended March 31, 2005 and related to payments to shareholders for fractional shares related to the Company's reverse stock split. Cash provided by financing for the same period in 2004 was $5,000 and related to shares of the Company's common stock purchased at fair market value under the Company's Executive Director Stock Purchase Plan.

The Company intends to raise equity capital in 2005, anticipated to be approximately A$6 million (or approximately $4.6 million USD), in order to fund the cash portion of the Loyalty Magic Pty Ltd. acquisition and to provide additional working capital. In the event the acquisition does not occur, Catuity's Board of Directors intends to complete a smaller capital raising effort with the objective of raising $2,000,000 USD. The acquisition is subject to approval of shareholders and the successful completion of a capital raise expected to be completed in the third quarter of this year. Under either capital raising alternative, the five individual members of the Board of Directors have indicated that their participation will amount to approximately $325,000 USD.

The Company believes that with its capital raising efforts, the significant reductions made in the Company's operating expenses, combined with its existing capital resources and revenue opportunities, are adequate to meet its cash requirements for the next twelve months.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the timing and speed with which our major customers and prospects execute their plans for the use of our loyalty software; future development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company's products reduce their requirements or terminate their arrangements with the Company; ability to raise capital; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC filings is recorded, processed and reported within the time periods specified in the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

           (a)    Exhibit                   Description
                  -------                   -----------
                  EX-31.1                   Certification by Alfred H. Racine III, President and Chief Executive Officer pursuant to
                                            Section 302 of the Sarbanes-Oxley Act of 2002

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

                           By:  /s/ Alfred H. Racine III
                                ------------------------
                                 Alfred H. Racine III
                                 President and Chief Executive Officer


                           By:  /s/ John H. Lowry
                                -----------------
                                 John H. Lowry
                                 Chief Financial Officer

Date: May 16, 2005

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.      Description
-----------      -----------

EX-31.1          Certification by Alfred H. Racine III, President and Chief
                 Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32            Certifications pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002
