Form 10QSB
period 2005-06-30
CATUITY INC
filed 2005-08-15
CIK 1109740

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 2005.

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

                                 Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding - 779,000 shares as of July 31, 2005.

                                  CATUITY INC.

                                   FORM 10-QSB

                                      INDEX

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets - June 30, 2005 and December 31, 2004                                          3
           Consolidated statements of operations - Three and six months ended June 30, 2005 and 2004                  4
           Consolidated statements of cash flows - Six months ended June 30, 2005 and 2004                            5
           Notes to Consolidated Financial Statements - June 30, 2005                                                 6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     10
   Item 3. Controls And Procedures                                                                                   14
PART II.   OTHER INFORMATION                                                                                         15
   Item 1. Legal Proceedings                                                                                         15
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                               15
   Item 3. Defaults Upon Senior Securities                                                                           15
   Item 4. Submission of Matters to a Vote of Security Holders                                                       15
   Item 5. Other Information                                                                                         15
   Item 6. Exhibits                                                                                                  15
SIGNATURES AND CERTIFICATIONS                                                                                        16

PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                                                                  CATUITY INC.
                                                           CONSOLIDATED BALANCE SHEETS
                                                       -----------------------------------
                                                       JUNE 30, 2005     DECEMBER 31, 2004
                                                        (unaudited)
               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $  1,003,717      $  2,560,683
  Accounts receivable, less allowance of $5,000 at             14,251            36,211
     June 30, 2005 and December 31, 2004
  Restricted cash                                             110,615           116,012
  Prepaid expenses and other                                   64,954           127,429
                                                         ------------      ------------
Total current assets                                        1,193,537         2,840,335

  Property and equipment, net                                 121,131           162,780
  Other assets                                                274,864                --
                                                         ------------      ------------
                                                              395,995           162,780
                                                         ------------      ------------
Total assets                                             $  1,589,532      $  3,003,115
                                                         ============      ============
               LIABILITIES AND SHAREHOLDERS'
                         EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $    212,254      $    150,584
  Accrued compensation                                        103,921           317,433
  Other accrued expenses                                      126,638            87,474
  Trust liability                                              86,782            91,722
                                                         ------------      ------------
Total current liabilities                                     529,595           647,213

SHAREHOLDERS' EQUITY:
  Common stock - $.001 par value; Authorized -                    778               778
      6,666,667 shares: issued and outstanding -
      778,184 at June 30, 2005 and December 31, 2004               --                --
  Preferred stock - $.001 par value Authorized -
      666,667 shares
  Additional paid-in capital                               36,707,811        36,603,127
  Shareholder loans                                          (185,155)          (79,533)
  Foreign currency translation adjustment                      68,709            96,656
  Accumulated deficit                                     (35,532,206)      (34,265,126)
                                                         ------------      ------------
Total shareholders' equity                                  1,059,937         2,355,902
                                                         ------------      ------------
Total liabilities and shareholders' equity               $  1,589,532      $  3,003,115
                                                         ============      ============

 See accompanying notes.

                                  CATUITY INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      --------------------------    --------------------------
                                                          2005          2004           2005            2004
                                                      -----------    -----------    -----------    -----------
REVENUES:
  Project related                                     $         0    $    12,934    $         0    $   231,388
  Service                                                   1,560         74,803         23,020        289,942
  License                                                  12,600         47,542         23,400         92,485
                                                      -----------    -----------    -----------    -----------
Total revenues                                             14,160        135,279         46,420        613,815

COST OF REVENUE AND OTHER OPERATING EXPENSES:
  Cost of project related                                       0          8,871              0         90,544
  Cost of service                                          68,615         45,386         86,881        158,303
  Cost of license                                           1,565         21,035          2,754         65,266
  Sales and marketing                                     142,709        244,090        287,068        478,438
  Research and development                                120,413        495,944        252,329        802,368
  General and administrative                              371,666        482,748        726,593        816,246
                                                      -----------    -----------    -----------    -----------
Total costs and expenses                                  704,968      1,298,074      1,355,625      2,411,165
                                                      -----------    -----------    -----------    -----------

Operating loss                                           (690,808)    (1,162,795)    (1,309,205)    (1,797,350)

Interest income
                                                           17,869         23,291         42,125         54,205
                                                      -----------    -----------    -----------    -----------
Net loss                                              $  (672,939)   $(1,139,504)   $(1,267,080)   $(1,743,145)
                                                      ===========    ===========    ===========    ===========

Net (loss) per share - basic and diluted              $     (0.86)   $     (1.47)   $     (1.63)   $     (2.24)
                                                      ===========    ===========    ===========    ===========
Weighted average shares outstanding-basic & diluted       778,184        776,766        778,184        776,595
                                                      ===========    ===========    ===========    ===========

See accompanying notes

                                  CATUITY INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six months ended
                                                                            June 30,
                                                                   --------------------------
                                                                      2005           2004
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(1,267,080)   $(1,743,145)
Adjustments used to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization                                           38,951         22,840

Changes in assets and liabilities:
   Accounts receivable                                                  21,960        368,377
   Other assets, net                                                    67,871         64,122
   Deferred revenue                                                          0        (51,033)
   Accounts payable                                                     61,670        (45,209)
   Accrued expenses and other liabilities                             (179,287)      (218,538)
                                                                   -----------    -----------
Net cash used in operating activities                               (1,255,915)    (1,602,586)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                   (3,480)         3,603
   Acquisition Related                                                (274,864)            --
                                                                   -----------    -----------
Net cash provided by/ (used in) investing activities                  (278,344)         3,603
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of fractional shares related to reverse stock split          (938)            --
   Issuance of common stock, net of expenses                                --          9,229
                                                                   -----------    -----------
Net cash provided by/(used in) financing activities                       (938)         9,229
                                                                   -----------    -----------
Foreign exchange effect on cash and cash equivalents                   (21,769)       (96,878)
                                                                   -----------    -----------
Net decrease in cash and cash equivalents                           (1,556,966)    (1,686,632)
Cash and cash equivalents, beginning of period                       2,560,683      5,768,828
                                                                   -----------    -----------
Cash and cash equivalents, end of period                           $ 1,003,717    $ 4,082,196
                                                                   ===========    ===========

See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2005. The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K and 10-KA filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We will adopt SFAS 123(R) effective as of the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our reported financial results. The level of impact on the Company's financial statements will depend, in part, on future grant awards. We have not yet assessed the level of impact to be able to quantify the adverse effect.

3. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/ (loss) is summarized as follows:

                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                           JUNE 30,                       JUNE 30,
                                  --------------------------    --------------------------
                                     2005           2004           2005          2004
                                  -----------    -----------    -----------    -----------
Net loss                          $  (672,939)   $(1,139,504)   $(1,267,080)   $(1,743,145)
   Foreign currency translation        (9,241)      (114,400)       (21,769)       (96,878)
                                  -----------    -----------    -----------    -----------
Total comprehensive loss          $  (682,180)   ($1,253,904)   $(1,288,829)   $(1,840,023)
                                  ===========    ===========    ===========    ===========

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

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No.123, the Company's net income/(loss) and net income/( loss) per share would have been reported as follows:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      UNE 30,
                                                  -------------------------   --------------------------
                                                     2005          2004           2005           2004
Net (loss) as reported                            $ (672,939)  $ (1,139,504)  $ (1,267,080)  $ (1,743,145)

Deduct: Total stock-based employee                    (1,916)       (16,374)        (3,832)       (33,331)
compensation expense determined under fair
value based method for all awards
                                                  ----------   ------------   ------------   ------------
Pro forma net (loss)                              $ (674,855)  $ (1,155,878)  $ (1,270,912)  $ (1,776,476)
                                                  ==========   ============   ============   ============
Net (loss) per share: basic & diluted - as
reported                                          $    (0.86)  $      (1.47)  $      (1.63)  $      (2.24)
                                                  ----------   ------------   ------------   ------------

Pro forma basic & diluted (loss) per share        $    (0.87)  $      (1.49)  $      (1.63)  $      (2.29)
                                                  ==========   ============   ============   ============

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

6. ACQUISITION

On March 17, 2005, the Company announced an agreement to purchase all of the outstanding shares of Loyalty Magic Pty. Ltd., an Australian company located in Melbourne for A$3.6 million in cash ($2.85 million USD based on the foreign exchange rate in effect on the day before the signing of the agreement) and 372,550 shares of Catuity stock valued at A$1.9 million ($1.5 million USD) at the date of the Agreement. The Agreement represented a significant, first step in the Company's turnaround plan toward profitability. Loyalty Magic's management team and A&B Venture Fund Company Pty Ltd. will hold the majority of the shares. The combined company will have approximately a 40-person team serving existing customers in Australia, New Zealand, and North America.

On July 18, 2005 Catuity's shareholders approved the acquisition and the issuance of shares in order for the Company to raise up to A$7.0 million ($5.3 million USD). The proceeds from the capital raise will be used to pay the cash portion of the acquisition and to provide additional working capital. Australian shareholders as of the record date, August 5, 2005, are being given a priority opportunity to purchase shares as part of the placement pursuant to an exemption from the registration requirements of the Securities Act found in Regulation S as promulgated thereunder. Under Regulation S, U.S. non-accredited shareholders are not eligible to participate in the offering. On August 5, 2005, the Company filed its prospectus for the capital raise with the Australian Securities Investment Commission and is in the process of receiving commitments from interested investors. The Company expects to close on the capital raise at approximately the end of August and complete the acquisition shortly thereafter.

On August 1, 2005 the Company announced that it had renegotiated the terms of the acquisition agreement due to the significant increase in the trading price of its stock since the acquisition agreement was signed in March. Under the terms of the renegotiated agreement, the Company will pay Loyalty Magic shareholders A$3.6 million in cash and 335,000 shares of Catuity stock valued at A$10.00, the per share price for the capital raising.

7. SHAREHOLDERS' EQUITY

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

8. NASDAQ LISTING

On April 4, 2005 the Company received notice from the Nasdaq stock market that, as of December 31, 2004, its stockholders' equity was below $2,500,000, that it was no longer in compliance with Marketplace Rule 4310(c)(2)(B), and needed to submit a definitive plan stating how the Company intended to regain compliance and sustain it over the long term. On April 19, 2005 the Company submitted its plan of compliance and, on May 23, 2005 Nasdaq Staff granted the Company until July 14, 2005 to complete its plan of compliance.

On June 27, 2005, Company received notice from the Nasdaq stock market that, as of June 22, 2005, following the unexpected death of Board member Alan Gilman and the resignation of Board member Duncan Mount, it had only two independent directors on the Audit Committee of the Board of Directors and, as a result, was no longer in compliance with Marketplace Rule 4350 which requires Nasdaq listed companies to have three independent Directors on the Audit Committee. Both Mr. Gilman and Mr. Mount were independent Directors and members of the Audit Committee. Under Nasdaq Marketplace Rule 4350, a listed company has the lesser of one year or until the company's next Annual Shareholder Meeting in order to regain compliance. In as much as Catuity's next Annual Shareholder Meeting was scheduled for July 18, 2005, the Company had only four weeks to conduct and complete a search for at least one new, independent Director to serve on the Audit Committee.

On July 21, 2005 the Company was notified by Nasdaq Staff that it had failed to regain compliance with Marketplace Rules 4310(c)(2)(B) and 4350 and, unless it appealed the Staff's determination to the Listing Qualifications Panel, would be delisted on August 1, 2005. On July 28, 2005, Catuity filed an appeal for a hearing with the Nasdaq Listing Qualifications Panel for an extension of time to regain compliance with both of its listing compliance deficiencies. On August 11, 2005 Catuity presented its plan of compliance to the Listing Qualifications Panel and requested that the Panel grant the Company until September 30, 2005 to regain initial compliance and evidence it would sustain compliance with all of Nasdaq's continuous listing requirements over the long term. A decision of the Panel is expected within approximately thirty days of the hearing date.

ITEM 9. MANAGEMENT PLANS

In early 2004, management determined it was necessary to substantially revise its corporate strategy away from the smart card market and began work on a new strategic plan. Prior to the Target Corporation decision to discontinue issuing smart cards, the Company had focused its efforts on licensing its smart card based loyalty software to large retailers in North America. From its strategic planning efforts, the Company determined that its business focus should be on providing a hosted or customized software solution for tier two chain retailers (and their partners) and on providing services to retailers, merchant service providers, and POS equipment manufacturers for their needs at the point of sale. As a result, the Company's market focus is on tier two retailers with approximately $1 million to $1billion in sales, and in particular, pharmacy chains, home improvement, auto services and other chain retailers looking to improve customer retention, add new customers, and increase each customer's average spend amount.

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

OVERVIEW OF SIGNIFICANT ACTIVITIES

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

As previously disclosed, on March 17, 2005, the Company announced an agreement to purchase all of the outstanding shares of Loyalty Magic Pty. Ltd., located in Melbourne Australia for A$3.6 million ($2.85 million USD based on the foreign exchange rate in effect on the day before the signing of the agreement) and 372,550 shares of Catuity stock valued at A$5.10 per share, subject to shareholder approval. Due to the need to meet regulatory requirements in both the United States and Australia, the preparation of the very lengthy proxy statement describing the acquisition and capital raise required a protracted amount of time and demanded a significant portion of management's limited time and resources. The proxy statement received SEC approval in early June and was mailed to shareholders on or about June 17, 2005. At the Company's Annual Shareholder Meeting held on July 18, 2005, the Company received shareholder approval to complete the acquisition and associated capital raise. On August 5, 2005 (U.S. Time), after an extended period of time and effort to meet the regulatory requirements associated with the prospectus for the capital raise, the Company filed its prospectus with the Australian Securities and Investment Commission and expects to close the capital raise by approximately the end of August 2005. The acquisition is expected to close shortly thereafter. The Company believes the acquisition and capital raise will immediately bring it into compliance, and sustain compliance, with Nasdaq's $2,500,000 shareholders' equity continuous listing requirement. The combined company will have approximately a 40-person team serving existing customers in Australia, New Zealand, and North America.

On June 21, 2005, the Company announced that it had reached an agreement to host a loyalty and gift card solution with the Company's first customer on an Application Service Provider (ASP) basis. Catuity expects the application to be implemented in the third quarter of 2005.

As previously disclosed, on June 22 Mr. Duncan Mount, the Company's Chairman, resigned from the Board of Directors after selling the majority of his shares in the open market. The combination of Mr. Mount's resignation and the June 9, 2005 unexpected death of Mr. Alan Gilman, another independent Board member, left the Company with two independent Directors. Nasdaq Marketplace Rule 4350 requires listed companies to maintain three independent Directors on the Audit Committee of the Board. On June 22, the Board named Mr. Alexander (Sandy) Dawson as acting Chairman and added Mr. Clifford Chapman to the Audit Committee. Under Marketplace Rule 4350, the Company had the lesser of one year from the date of non-compliance or until the Company's next Annual Shareholder Meeting to name a third independent Director to the Audit Committee. In-as-much-as Catuity's next Annual Shareholder Meeting was held on July 18, 2005, the Company had less than four weeks to search, extend an offer, and receive an acceptance from a qualified candidate to join the Board and serve on the Audit Committee. Although the Board immediately began an active search for a new independent Director, it was not possible to complete the search prior to the July 18 Annual Shareholders Meeting. On July 21, 2005 the Company received notice from Nasdaq Staff that it had determined the Company was out of compliance with Marketplace Rule 4310
(2)(c)(B) for having Shareholders Equity of less than $2.5 million and Marketplace Rule 4350 for having fewer than three independent Directors on the Audit Committee of the Board. The Company was notified it would be delisted on August 1, 2005 unless it appealed the Staff's determination. On July 28, 2005, Catuity filed an appeal for a hearing with the Nasdaq Listing Qualifications Panel for an extension of time to regain compliance with both of its listing compliance deficiencies. On August 11, 2005 Catuity presented its plan of compliance to Nasdaq's Listing Qualifications Panel and requested that the Panel grant the Company an extension of time, until September 30,

2005, to regain initial compliance and provide evidence it would sustain compliance with all of Nasdaq's continuous listing requirements over the long term. The decision of the Panel is expected within approximately thirty days of the hearing date.

OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

REVENUE

Total revenues for the three month period ended June 30 ("second quarter") decreased $121,000, to $14,000 in 2005 compared to $135,000 in 2004. Second quarter 2005 revenues consisted of approximately $1,500 in service revenue related to consulting for a client, and approximately $12,500 in license revenue that consisted of software license and maintenance fees. Second quarter 2004 revenues consisted of approximately $13,000 in project revenue related to Visa software development, approximately $75,000 in service revenue related to Visa support services and approximately $47,000 in software license and maintenance fees for clients.

Total revenues for the six month period ended June 30 decreased by $567,000, to $47,000 in 2005, from $614,000 in 2004. The 2005 decline in project and service revenues accounted for the majority of the decline. The Company recognized no project revenue during the first six months of 2005, whereas in the corresponding 2004 period $231,000 in project revenues were recognized for Visa and another client. Service revenue decreased by $267,000 in 2005 due to decreased customer support services compared to the same period in 2004. License revenue decreased by $69,000 in 2005 compared to the same period in 2004 due to the termination of the Target maintenance agreement.

COST OF SOFTWARE DEVELOPMENT REVENUE

Cost of project revenue primarily consists of salaries, employee benefits, related expenses and overhead for the portion of time spent by our technical staff located in Sydney, Australia who work on software development activities. The Company did not engage in any software development activities on behalf of customers in the first half of 2005 and therefore did not incur any costs related to project revenue. Cost of project revenue was approximately $91,000 for the first half of 2004 and was related to Visa development projects.

COST OF SERVICE REVENUE

Cost of service revenue primarily consists of salaries, employee benefits, related expenses and overhead for the client services and support staff, for the portion of their time spent on service related activities. Cost of service revenue increased from $45,000 in the second quarter of 2004 to $69,000 in the second quarter of 2005 (+51%) while service revenue decreased by $73,000 or 98% over the same period. The increase in expenses for the three month period is primarily due to the fact that certain service department costs related to supporting sales activities were allocated to the Sales and Marketing department in the second quarter of 2004, while the service department focused its efforts on establishing the Company's secure, co-location hosting facility in the second quarter of 2005 and did not spend time in support of sales activities. Expenses for the six months ended June 30, 2005, were $87,000 compared to $158,000 for the first half of 2004. Service revenue for the first half of 2005 decreased $267,000 or 92% compared to the first half of 2004. The decrease in expenses for the six month period is primarily due to lower staffing and overhead costs in 2005.

COST OF LICENSE REVENUE

Cost of license revenue primarily consists of salaries, employee benefits, related expenses and overhead for the client support staff and the technical staff's time spent on maintenance activities related to licensed Catuity software. Cost of license revenue decreased $19,000 or 93% in the second quarter of 2005 compared to the second quarter of 2004, and license revenue decreased by $35,000, or 73%, over the same period. The decrease in expenses for the three-month period was due to a reduction in staff and also corresponded with the decrease in license revenue. For the six month period ended June 30, 2005, cost of license revenue decreased $63,000 or 96% over the same period in 2004. The decrease over the prior year was also due to a reduction in staff. Total license revenue for the first half of 2005 decreased $69,000 or 75% compared to the same period in 2004.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $101,000, or 42%, in the second quarter of 2005 compared to the second quarter of 2004. Expenses for the six months ended June 30, 2005, decreased $191,000, or 40%, compared with the corresponding 2004 period. The decrease in cost for both the three and six month periods was principally due to reductions in staff size, travel and lower overhead allocations.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred mainly by the technical staff in Sydney Australia. Research and development costs decreased $376,000 or 76% in the second quarter of 2005 compared to the second quarter of 2004. The decrease was mainly due to the significant reduction in staffing that occurred in the fourth quarter of 2004 which lowered salary and related costs. Also included in the second quarter of 2004 was an overhead allocation and service department allocation for the portion of service department time spent furthering Catuity's software products. Expenses for the six month period ended June 30, 2005 decreased $550,000 or 69% over the same period in 2004. The decrease in cost was primarily due to lower staffing levels and lower allocations for overhead and service department costs.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional services fees. General and administrative expenses decreased $111,000, or 23%, in the second quarter of 2005 over the second quarter of 2004. Expenses for the six months ended June 30, 2005, decreased $90,000, or 11%, compared with the corresponding 2004 period. Costs were primarily lower in 2005 compared to 2004, for both the three and six month periods, due to lower professional fees as well as lower rent and depreciation expense in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations with proceeds from the issuance of common stock and cash collections from customers. As of June 30, 2005, the Company had approximately $1,004,000 in cash and cash equivalents, a decrease of $1,557,000 from December 31, 2004.

Net cash used in operating activities was $1,256,000 for the six-month period ended June 30, 2005 compared with $1,603,000 for the six-month period ended June 30, 2004. The lower net loss in 2005 was the primary factor contributing to the decrease in net cash used in operating activities in 2005, despite higher accounts receivable collections in the first six months of 2004.

Cash used by investing activities was $278,000 for the six-month period ended June 30, 2005 compared with a cash inflow of $4,000 for the six-month period ended June 30, 2004. The cash used in investing activities in 2005 is principally due to payments for professional services associated with the Loyalty Magic acquisition and capital raise.

Net cash used in financing activities in the first six months of 2005 was $900 and related to payments to shareholders for fractional shares related to the Company's November 2004 reverse stock split. Cash provided by financing activities for the same period in 2004 was $9,000 and related to shares of the Company's common stock purchased at fair market value under the Company's Executive Director Stock Purchase Plan.

At the Company's July 18, 2005 (July 19, 2005 in Australia) Annual Meeting, shareholders approved the Company's proposal to raise equity capital to fund the cash portion of the Loyalty Magic Pty Ltd. acquisition and to provide additional working capital to the Company. The total amount anticipated to be raised is approximately A$7 million (or approximately $5.3 million USD). The capital raise is expected to be completed during the third quarter of 2005. In the event the Company's capital raising efforts do not result in raising sufficient monies to enable the Company to acquire Loyalty Magic, the Company intends to raise up to A$2 million as approved by shareholders at the July 18, 2005 annual meeting.

The Company must raise sufficient funds to meet its working capital needs. The Company continues to work to close its Australian capital raise successfully. If the Australian capital raise is not successful in raising sufficient funds to meet its working capital needs, the Company will explore all available alternative financing possibilities, including the possibility of undertaking a private placement.

FORWARD LOOKING INFORMATION

The Management Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the expected results. All statements other than statements of historical fact made in this Form 10-QSB are forward looking. In some cases, they can be identified by terminology such as "may," "will," "should," "expect," " plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the successful completion of the Company's acquisition of Loyalty Magic and its associated capital raise; the timing and speed with which our major customers and prospects execute their plans for the use of our loyalty software; the demand for, timing and market acceptance of smart cards by card issuing banks and major retailers; continued development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company's products reduce their requirements or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                      By: /s/ Alfred H. Racine III
                                          -------------------------------------
                                          Alfred H. Racine III
                                          President and Chief Executive Officer

                                      By: /s/ John H. Lowry
                                          -------------------------------------
                                          John H. Lowry
                                          Chief Financial Officer

Date: August 15, 2005

                                  Exhibit Index

Exhibit No.                          Description
------------        ----------------------------------------------------------
Exhibit 31.1        Certification by Alfred H. Racine III, President and Chief
                    Executive Officer pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2        Certifications pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002