Form 10QSB
period 2005-09-30
CATUITY INC
filed 2005-11-14
CIK 1109740

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

     For the quarterly period ended September 30, 2005.

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

                                 Yes [ ] No [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the latest practical date: Common stock outstanding - 2,069,039 shares as of October 31, 2005.

                                  CATUITY INC.
                                   FORM 10-QSB
                                      INDEX

PART I.    FINANCIAL INFORMATION
   Item 1. Financial Statements
           Consolidated balance sheets - September 30, 2005 and December 31, 2004    3
           Consolidated statements of operations - Three and nine months ended
              September 30, 2005 and 2004                                            4
           Consolidated statements of cash flows - Nine months ended
              September 30, 2005 and 2004                                            5
           Notes to Consolidated Financial Statements - September 30, 2005           6
   Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                 11
   Item 3. Controls And Procedures                                                  15
PART II.    OTHER INFORMATION                                                       16
   Item 1. Legal Proceedings                                                        16
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds              16
   Item 3. Defaults Upon Senior Securities                                          16
   Item 4. Submission of Matters to a Vote of Security Holders                      16
   Item 5. Other Information                                                        16
   Item 6. Exhibits                                                                 16
SIGNATURES AND CERTIFICATIONS                                                       17

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                                        CATUITY INC.
                                                                                 CONSOLIDATED BALANCE SHEETS
                                                                           --------------------------------------
                                                                           SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                                           ------------------   -----------------
                                                                               (unaudited)
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  4,390,036         $  2,560,683
   Accounts receivable, less allowance of $163,900 at September 30, 2005
      and $5,000 at December 31, 2004                                              341,034               36,211
   Restricted cash                                                                 109,213              116,012
   Prepaid expenses and other                                                      238,325              127,429
                                                                              ------------         ------------
Total current assets                                                             5,078,608            2,840,335
   Property and equipment, net                                                     274,767              162,780
   Goodwill                                                                      2,786,090                   --
   Intangible Assets, Net                                                        2,128,695                   --
                                                                              ------------         ------------
                                                                                 5,189,552              162,780
                                                                              ------------         ------------
Total assets                                                                    10,268,160         $  3,003,115
                                                                              ============         ============

                      LIABILITIES AND SHAREHOLDERS'
                                 EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                           $    254,988         $    150,584
   Accrued compensation                                                            224,694              317,433
   Deferred Revenue                                                                200,195
   Other accrued expenses                                                          286,668               87,474
   Trust liability                                                                  85,644               91,722
                                                                              ------------         ------------
Total current liabilities                                                        1,052,189              647,213
   Accrued compensation                                                             49,447                   --
   Leasing Liability                                                                21,699                   --
                                                                              ------------         ------------
                                                                                    71,146
                                                                              ------------         ------------
SHAREHOLDERS' EQUITY:
   Common stock - $.001 par value; Authorized - 6,666,667 shares:
      2,123,499 issued and  2,084,466 outstanding                                    2,124                  778
      at September 30, 2005 and  778,184 Issued and Outstanding
      at December 31, 2004
   Preferred stock - $.001 par value Authorized - 666,667 shares                        --                   --
   Additional paid-in capital                                                   45,970,880           36,603,127
   Shareholder loans                                                              (189,134)             (79,533)
   Deferred Compensation - Restricted Stock                                       (219,906)                  --
   Foreign currency translation adjustment                                          45,242               96,656
   Accumulated deficit                                                         (36,464,381)         (34,265,126)
                                                                              ------------         ------------
Total shareholders' equity                                                       9,144,825            2,355,902
                                                                              ------------         ------------
Total liabilities and shareholders' equity                                      10,268,160         $  3,003,115
                                                                              ============         ============

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                      ------------------------   -------------------------
                                                         2005          2004          2005          2004
                                                      ----------   -----------   -----------   -----------
REVENUES:
   Project related                                    $        0   $         0   $         0   $   231,388
   Loyalty Processing and Service                        149,727        93,503       172,747       383,445
   License                                                24,265        10,800        47,665       103,285
                                                      ----------   -----------   -----------   -----------
Total revenues                                           173,992       104,303       220,412       718,118
COST OF REVENUE AND OTHER OPERATING EXPENSES:
   Cost of project related                                     0             0             0        90,544
   Cost of loyalty processing and service                191,351        82,331       278,232       240,634
   Cost of license                                         1,542         4,939         4,296        70,205
   Sales and marketing                                   127,797       225,891       414,865       704,329
   Research and development                              301,939       269,030       554,268     1,071,398
   General and administrative                            505,022       669,185     1,231,615     1,485,431
                                                      ----------   -----------   -----------   -----------
Total costs and expenses                               1,127,651     1,251,376     2,483,276     3,662,541
                                                      ----------   -----------   -----------   -----------
Operating loss                                          (953,659)   (1,147,073)   (2,262,864)   (2,944,423)
Interest income                                           21,486        19,614        63,611        73,819
                                                      ----------   -----------   -----------   -----------
Net loss                                              $ (932,173)  $(1,127,459)  $(2,199,253)  $(2,870,604)
                                                      ==========   ===========   ===========   ===========
Net (loss) per share - basic and diluted              $    (0.82)  $     (1.45)  $     (2.41)  $     (3.69)
                                                      ==========   ===========   ===========   ===========
Weighted average shares outstanding-basic & diluted    1,131,497       778,459       912,501       777,848
                                                      ==========   ===========   ===========   ===========

See accompanying notes.

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                       2005          2004
                                                                   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(2,199,253)  $(2,870,604)
Adjustments used to reconcile net income/(loss) to net cash
   used in operating activities:
Depreciation and amortization                                           75,185        56,245

Changes in assets and liabilities:
   Accounts receivable                                                (304,823)      390,110
   Other assets, net                                                   103,525        82,635
   Deferred revenue                                                    199,929       (57,626)
   Accounts payable                                                    104,404        (7,659)
   Accrued expenses and other liabilities                              171,943        (5,145)
                                                                   -----------   -----------
Net cash used in operating activities                               (1,849,090)   (2,412,044)
                                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (176,963)      (16,406)
   Goodwill and Other Intangible Assets                             (5,971,204)           --
                                                                   -----------   -----------
Net cash provided by/ (used in) investing activities                (6,148,167)      (16,406)
                                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of fractional shares related to reverse stock split        (1,055)           --
   Issuance of common stock, net of expenses                         7,357,758        14,057
                                                                   -----------   -----------
Net cash provided by/(used in) financing activities                  7,356,703        14,057
                                                                   -----------   -----------
Stock portion of Loyalty Magic acquisition                           2,512,500
Foreign exchange effect on cash and cash equivalents                   (42,593)      (60,782)
                                                                   -----------   -----------
Net decrease in cash and cash equivalents                            1,829,353    (2,475,175)
Cash and cash equivalents, beginning of period                       2,560,683     5,768,828
                                                                   -----------   -----------
Cash and cash equivalents, end of period                           $ 4,390,036   $ 3,293,653
                                                                   ===========   ===========

See accompanying notes.

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2005. The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K and 10-KA filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 pertain to goodwill and intangible assets acquired after June 30, 2001, and as such, will be applied to the goodwill and intangible assets resulting from the purchase of Loyalty Magic Pty. Ltd.

3.   COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/ (loss) is summarized as follows:

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                               -------------------------   -------------------------
                                   2005          2004          2005          2004
                               ----------   ------------   -----------   -----------
Net loss                        ($932,173)  $ (1,127,459)  $(2,199,253)  $(2,870,604)
Foreign currency translation      (23,467)        36,096       (51,414)      (60,782)
                               ----------   ------------   -----------   -----------
Total comprehensive loss       $ (955,640)   ($1,091,363)  $(2,250,667)  $(2,931,386)
                               ==========   ============   ===========   ===========

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

Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No.123, the Company's net income/(loss) and net income/( loss) per share would have been reported as follows:

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                             -------------------------   -------------------------
                                                 2005          2004          2005          2004
                                             -----------   -----------   -----------   ----------- -
Net (loss) as reported                       $  (932,173)  $(1,127,459)  $(2,199,253)  $(2,870,604)
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards       (253,372)       (7,544)     (257,204)      (19,211)
                                             -----------   -----------   -----------   -----------
Pro forma net (loss)                         $(1,185,545)  $(1,135,003)  $(2,456,457)  $(2,889,815)
                                             ===========   ===========   ===========   ===========
Net (loss) per share: basic & diluted -
   as reported                               $     (0.82)  $     (1.45)  $     (2.41)  $     (3.69)
                                             ===========   ===========   ===========   ===========
Pro forma basic & diluted (loss) per share   $     (1.05)  $     (1.46)  $     (2.69)  $     (3.72)
                                             ===========   ===========   ===========   ===========

Additionally, 17,500 shares of restricted stock were granted on September 26, 2005 under the Employee Restricted Stock Plan and 1,533 shares of restricted stock were granted on September 30, 2005 under the Director Restricted Stock Plan. The total value of the shares, which is the closing price of the shares on the date of grant times the number of shares, is approximately $220,000. This amount is reflected in the Additional Paid-In Capital account and in the Deferred Compensation - Restricted Stock account in the Stockholder's equity section of the balance sheet. The Deferred Compensation amount will be expensed on a monthly basis, over the respective vesting periods of the stock grants, starting in October, 2005.

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

Additionally, in September, 2005 the company finalized the employment agreements with Chris Leach, the CEO of Loyalty Magic, John H Lowry, the CFO of Catuity, Inc and Alfred H. Racine III, the CEO of Catuity, Inc. The contracts for Mr. Leach and Mr. Lowry were executed in September, 2005 and the contract for Mr. Racine was executed subsequent to the end of the quarter in October, 2005. Copies of these agreements are included as exhibits to this Form 10-Q.

6.   ACQUISITION, CAPITAL RAISINGS, AND PRO FORMA INFORMATION

On September 1, 2005 Catuity Inc. completed the acquisition of all of the outstanding shares of Loyalty Magic Pty. Ltd. (Loyalty Magic), headquartered in Melbourne Australia. Loyalty Magic is now a wholly-owned subsidiary of Catuity. As a result, Catuity effectively acquired all of the assets of Loyalty Magic, which include: all net working capital; all property, plant, and equipment; identifiable intangible assets of $2,139,000 million and goodwill. In the month of September, $206,000 of in-process research and development that was identified as an intangible was expensed as required by U.S. GAAP accounting standards

The Shareholders of Loyalty Magic received $2,700,000 (A$3,600,000) in cash and 335,000 shares of Catuity common stock in consideration for Loyalty Magic. The shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act of the United States.

Also on September 1, 2005, the Company issued 700,000 shares of its common stock to existing Australian shareholders who opted to subscribe for shares, accredited Australian institutional buyers, and certain U.S. accredited institutional investors who purchased shares that were not subscribed for by Australian buyers. 256,520 shares of common stock were issued to existing Australian shareholders and accredited Australian institutional buyers pursuant to an exemption from registration under Regulation S of the United States Securities Act. 443,480 shares of common stock were issued to accredited U.S. institutional investors and members of Catuity's Board of Directors pursuant to an exemption from registration under Regulation D of the Securities Act of the United States. The shares were sold for A$10.00 per share in Australia and $7.50 per share in the U.S. (A$10.00 per share at a .7500 foreign currency exchange rate). The sale of shares to Australian shareholders and institutional buyers resulted in $1,923,900 (A$2,565,200). The sale of shares to U.S. accredited institutional investors and Directors resulted in $3,326,100 (A$4,434,800) to the Company. $2,700,000 (A$3,600,000) of the cash raised was used for the cash portion of the purchase price paid for Loyalty Magic. The remaining cash will be used by the Company for working capital purposes. The Company paid a total of $366,200 (A$488,300) in brokerage commissions and placement fees in order to raise the $5,250,000 (A$7,000,000). All U.S. dollar amounts shown above were determined using a foreign currency exchange rate between the Australian and U.S. dollar of .7500.

Additionally, the Company completed a second, smaller capital raising on September 19, 2005 for $2,025,000 (270,000 shares of common stock) on the same terms as the September 1, 2005 capital raise. This offering was completed on September 19, 2005 and was done under an exemption from registration pursuant to Regulation D of the United States Securities Act.

The acquisition of Loyalty Magic is reflected in the consolidated balance sheet of the Company as of September 30, 2005 and has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No 141, Business Combinations.

The purchase price (In US Dollars) has been tentatively allocated as follows:

Current Assets      $  840,795
Long Term Assets       164,330
Intangible Assets    2,139,200
Goodwill             2,786,090
                    ----------
Total Assets         5,930,415
Liabilities           (680,835)
                    ----------
Purchase Price      $5,249,580
                    ==========

The purchase price allocation is preliminary and has not been finalized since the independent valuation of Loyalty Magic has not been finalized. The Company is currently evaluating the extent of amortizable intangibles acquired and, for purposes of the pro forma results has estimated that $2,139,200 of the purchase price will be amortizable intangibles (primarily trademarks - 30 year life, customer contracts - 5 year life, customer relationships - 10 year life, proprietary software - 5 year life and non-compete agreements - 5 year life). These amounts will be finalized upon completion of the valuation. Such estimated amortizable intangibles are amortized over the periods noted above in the quarterly pro forma data shown below. As the amount of amortizable intangibles and the amortization periods are estimates, the final amounts may vary from the amounts presented below.

Pro forma information for the Company and Loyalty Magic is as follows:

                           QUARTER ENDING
                     --------------------------
                     Three months  Three months                  YTD
                       ending         ending          --------------------------
                      9/30/2005      9/30/2004        9/30/2005       9/30/2004
                     -----------   ------------      ------------    -----------
Revenue              $   457,858   $   591,932       $ 1,578,036     $ 2,828,536
Net Earnings         $(1,059,383)  $(1,193,552)      $(2,201,895)    $(2,865,500)
Earnings per share   $     (0.94)  $     (1.53)      $     (2.41)    $     (3.68)

7.   SHAREHOLDERS' EQUITY

In 1995 and 1996, the Company issued non-recourse loans to a former Chairman and Australian director of Catuity Inc., for the purpose of purchasing approximately 276,000 shares of the Company's stock. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the disposal of the shares. In 1999, $75,000 AUD of the loan was repaid related to the sale of 25,000 shares. In the fourth quarter of 2003, approximately $60,750 AUD was repaid related to the sale of 20,250 shares. The amount of the loan outstanding is re-valued at each respective balance sheet date if the Company's period ending fair market price per share is below the price per share at which the loan was made. The offsetting entry is made to additional paid in capital. In October 2005, pursuant to its rights under the former director's employment agreements and the 1995 Plan under which the loans were made, Catuity completed the buyback of the loan shares. Since the amount of the loans exceeded the value of the loan shares, no cash was required to complete the buyback.

8.   NASDAQ LISTING

On July 21, 2005 the Company received notice from Nasdaq Staff that it had determined the Company was out of compliance with Marketplace Rule 4310
(2)(c)(B) for having Shareholders Equity of less than $2.5 million and Marketplace Rule 4350 for having fewer than three independent Directors on the Audit Committee of the Board. The Company was notified it would be delisted on August 1, 2005 unless it appealed the Staff's determination. On July 28, 2005, Catuity filed an appeal for a hearing with the Nasdaq Listing Qualifications Panel for an extension of time to regain compliance with both of its listing compliance deficiencies and, on August 11, 2005, presented its plan of compliance to Nasdaq's Listing Qualifications Panel. The Company requested that the Panel grant Catuity an extension of time, until September 30, 2005, to regain initial compliance and provide evidence it would sustain compliance with all of Nasdaq's continuous listing requirements over the long term. On September 20 the Panel acknowledged that the Company had regained compliance with Nasdaq's audit committee requirements via: (1) the naming of Mr. Donald Campion, the former CFO of Verifone Inc., North America's leading manufacturer of point-of-sale technology, to the Board and as Chairman of the Audit Committee on August 26, 2005 and, (2) the naming of Mr. Geoff Wild, the non-executive chairman of WPP Group - Australia to the Board and the Audit Committee on September 2, 2005. In addition, considering that the Company had recently completed the acquisition of Loyalty Magic and had raised approximately $7.28 million in two separate capital raises, the Panel determined to grant the Company's request for continued listing in order to demonstrate compliance with Nasdaq's $2.5 million shareholders' equity requirement. The Panel determined that, until the Company had filed its third quarter 2005 Form 10-Q demonstrating that its shareholder' equity exceeds $2.5 million, the letter "C" must be appended to the Company's normal trading symbol (CTTY). The Company believes that, upon filing its third quarter 2005 Form 10-Q, it will demonstrate that it is in compliance with Marketplace Rule 4310 (2)(c)(B) and all other requirements for continued listing. As indicated within this document, Catuity ended the third quarter with a consolidated balance sheet reflecting shareholders equity of approximately $9.2 million.

ITEM 9. MANAGEMENT PLANS

In early 2004, management determined it was necessary to substantially revise its corporate strategy away from the smart card market and began work on a new strategic plan. Prior to the Target Corporation decision to discontinue issuing smart cards, the Company had focused its efforts on licensing its smart card based loyalty software to large retailers in North America. From its strategic planning efforts, the Company determined that its business focus should be on providing a hosted or customized loyalty and gift card software solution for tier two chain retailers (and their partners) and on providing services to retailers, merchant service providers, and POS equipment manufacturers for their needs at the point of sale. As a result, the Company's market focus is on tier two retailers with approximately $100 million to $1 billion in sales, and in particular, pharmacy chains, home improvement, selected franchise-driven and other chain retailers looking to improve customer retention, add new customers, and increase each customer's average spend amount.

The Company also determined that it needed to become active in mergers and acquisitions as a means to provide growth in as short a period of time as possible. As a result, in the middle of 2004, the Company began an active effort to identify companies that would represent an appropriate business fit with Catuity's business, provide positive cash-flow, and profits from their operations. (See Note 6 for information on the acquisition of Loyalty Magic that was completed on September 1, 2005.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF SIGNIFICANT ACTIVITIES

Catuity provides loyalty processing services to chain retailers which are designed to make their customers more profitable at the Point of Sale (POS). Today, the Company sells a hosted, Application Service Provider (ASP) based system that enables the processing of member-based loyalty programs that can deliver customized discounts, promotions, rewards and points-based programs designed to help retailers find, keep and profit from their best customers. The Company also enables gift card solutions. In late 2004, the Company introduced the first version of its new loyalty processing system. The system enables robust and highly customizable programs which work on a retailer's payment terminals and Electronic Cash Registers via their internal store networks. In 2005, the company integrated to the Verifone and Lipman POS terminal lines, which are among the most widely used by retailers of all sizes. Going forward, the Company's strategy is to continue to integrate to commercially popular POS systems, payments processors and other third parties with a strategy of making it easier for new customers to connect to the Catuity platform. Management believes that this strategy will reduce the perceived IT risks for its retailer clients and give it a competitive advantage over other providers.

Catuity completed several important steps in its turnaround efforts during the third quarter of 2005. On July 18, the Company's shareholders approved the acquisition of Loyalty Magic Pty. Ltd. and the issuance of 700,000 shares of common stock to raise capital for the cash portion of the acquisition purchase price as well as for working capital purposes. On September 1, 2005 the Company completed the acquisition and raised A$7.0 million ($5.25 million USD). Additionally, the Company completed a second, smaller capital raising on September 19, 2005 for $2.025 million (270,000 shares of common stock) on the same terms as the September 1, 2005 capital raise. As a result, Catuity increased its cash balance at the end of the quarter to $4.39 million and its shareholders' equity to $9.2 million. Loyalty Magic's business is an excellent fit with the loyalty processing business that Catuity is establishing in North America.

Catuity also made significant progress in the third quarter in executing the Company's transition to a loyalty processor. As previously disclosed, in early 2004, management determined it was necessary to substantially revise its corporate strategy away from the struggling smart card market and began work on a new strategy to position the company as a provider of member-based loyalty and gift card solutions to tier two chain retailers in the U.S., Canada and Australia. Today, the Company is focused on delivering loyalty and gift card programs to retailers (and their partners) at the point of sale. The company is focused on the needs of retailers with $100 million to $1 billion in annual sales with an average of 150-450 stores and who have a preference for purchasing a hosted solution over an in-house solution. In particular, the Company has targeted its sales at pharmacy chains; home improvement chains and selected franchise-driven retailers who are looking for programs which improve customer retention, increase customer spending in targeted categories along with increasing average per visit sales and improve the frequency of their visit. The Company's greatest strength lies in helping retailers execute merchandising strategies, especially those which want to switch consumers from buying branded product to higher-margin private label products. To date, the Company has qualified more than 800 prospects which meet its criteria and are focused on making sales proposals to 50-70 of those who are expected to make a buying decision in 2006.

In 2004, the Company announced that it would selectively use acquisitions to re-establish its business, diversify its product offering to retailers and achieve an operational critical mass by year-end 2006. Catuity is most interested in acquiring profitable companies which share its strategy of providing a range of transaction-based products to chain retailers. These products include loyalty programs, closed loop gift card programs; open gift card programs (those operating across Visa, MasterCard or Discover's open networks); credit and debit card processing; and prepaid services in what is commonly referred to as the POSA (Point Of Sale Application) market. All of these markets are heavily fragmented and most exhibit high growth characteristics. The Company believes that the ability to offer a bundled solution to retailers will enhance its ability to close new sales and retain existing customers. The Company continues to have discussions with numerous parties about possible business combinations. Many factors impact the timing, structure, pricing and potential to close such transactions. (See Note 6 for information on the acquisition of Loyalty Magic that was completed on September 1, 2005.) As the Company has previously disclosed, acquisitions carry diverse risks that could affect the timely execution of its strategy. The Company will not reach its performance goals by year-end 2006 unless it is able to execute 1-2 acquisitions of profitable companies in the U.S. in 2006.

On July 21, 2005 the Company received notice from Nasdaq Staff that it had determined the Company was out of compliance with Marketplace Rule 4310
(2)(c)(B) for having Shareholders Equity of less than $2.5 million and Marketplace Rule 4350 for having fewer than three independent Directors on the Audit Committee of the Board. The Company was notified it would be delisted on August 1, 2005 unless it appealed the Staff's determination. On July 28, 2005, Catuity filed an appeal for a hearing with the Nasdaq Listing Qualifications Panel for an extension of time to regain compliance with both of its listing compliance deficiencies and, on August 11, 2005, presented its plan of compliance to Nasdaq's Listing Qualifications Panel. The Company requested that the Panel grant Catuity an extension of time, until September 30, 2005, to regain initial compliance and provide evidence it would sustain compliance with all of Nasdaq's continuous listing requirements over the long term. On September 20 the Panel acknowledged that the Company had regained compliance with Nasdaq's audit committee requirements via: (1) the naming of Mr. Donald Campion, the former CFO of Verifone Inc., North America's leading manufacturer of point-of-sale technology, to the Board and as Chairman of the Audit Committee on August 26, 2005 and, (2) the naming of Mr. Geoff Wild, the non-executive chairman of WPP Group - Australia to the Board and the Audit Committee on September 2, 2005. In addition, considering that the Company had recently completed the acquisition of Loyalty Magic and had raised approximately $7.28 million in two separate capital raises, the Panel determined to grant the Company's request for continued listing in order to demonstrate compliance with Nasdaq's $2.5 million shareholders' equity requirement. The Panel determined that, until the Company had filed its third quarter 2005 Form 10-Q demonstrating that its shareholder' equity exceeds $2.5 million, the letter "C" must be appended to the Company's normal trading symbol (CTTY). The Company believes that, upon filing its third quarter 2005 Form 10-Q, it will demonstrate that it is in compliance with Marketplace Rule 4310 (2)(c)(B) and all other requirements for continued listing. With this filing, the Company will report shareholders equity of approximately $9.2 million.

Since completing the acquisition and two capital raises in September 2005, Catuity and Loyalty Magic's management teams have been actively working on the integration of the two companies into one. The Company expects that integration of common systems, procedures, financial management practices and business focus to be completed by year-end 2005. In addition, as previously noted, the Company is also actively focused on completing one or more additional acquisitions between the fourth quarter of 2005 and the end of 2006. The Company's focus is on acquisition candidates that are in a line of business that fits with Catuity's strategy, have positive cash flow, and are profitable.

OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

On September 1, 2005, Catuity completed its acquisition of Loyalty Magic. As a result, Catuity's third quarter financial statements reflect three months of Catuity's operations and one month of Loyalty Magic's operations.

REVENUE

Total revenues for the three month period ended September 30 ("third quarter") increased $70,000, to $174,000 in 2005 compared to $104,000 in 2004. The increase of $70,000 was primarily due to increased loyalty processing and services revenue. Third quarter 2005 revenues consisted of approximately $150,000 in loyalty processing & service revenue and approximately $24,000 in license revenue. License revenue consists of software license and maintenance fees. Third quarter 2004 revenues consisted of approximately $94,000 in service revenue related to Visa support services and approximately $11,000 in software license and maintenance fees from clients.

Total revenues for the nine month period ended September 30 decreased by $498,000, to $220,000 in 2005, from $718,000 in 2004. The higher revenue in 2004 was due to work performed for Visa and Target prior to Visa's phase-out of its Smart Rewards platform that concluded in September 2004. The Company recognized no project revenue during the first nine months of 2005, whereas in the corresponding 2004 period $231,000 in project revenue was recognized for Visa and Target. Service revenue decreased by $211,000 in 2005 compared to 2004. The decrease was due to a decline in customer support services in the U.S., License revenue decreased by $56,000 in 2005 compared to the same period in 2004 primarily due to the termination of the Target maintenance agreement.

COST OF PROJECT RELATED REVENUE

Cost of project related revenue primarily consists of salaries, employee benefits, related expenses and overhead for the portion of time spent by our technical staff who works on software development activities. The Company did not engage in any software development activities on behalf of customers in the first nine months of 2005 and therefore did not incur any costs related to project revenue. Cost of project revenue was approximately $91,000 for the first nine months of 2004 and was related to Visa development projects.

COST OF LOYALTY PROCESSING AND SERVICE REVENUE

Cost of loyalty processing and service revenue primarily consists of co-location facility and other processing cost, salaries, employee benefits, related expenses and overhead for the client services staff that work on supporting customer programs, Cost of loyalty processing and service revenue increased from $82,000 in the third quarter of 2004 to $191,000 or 132% in the third quarter of 2005 while loyalty processing and service revenue increased by $56,000 or 60% over the same period. The increase in expenses for the three month period is primarily due to the increased staffing in this department along with the increase in quarterly revenue. Expenses for the nine months ended September 30, 2005, were $278,000 compared to $241,000 for the first nine months of 2004. Loyalty processing and service revenue for the first nine months of 2005 decreased $211,000 or 55% compared to the nine months of 2004 attributable to the loss of revenue from Target and VISA while partially offset by the addition of Loyalty Magic in September.

COST OF LICENSE REVENUE

Cost of license revenue primarily consists of salaries, employee benefits, related expenses and overhead for the hosting activities and our client support staff along with the technical staff's time spent on maintenance activities related to licensed software. Cost of license revenue decreased by $3,000 in the third quarter of 2005 compared to the third quarter of 2004, while license revenue increased by $14,000, over the same period. The decrease in expenses for the three-month period was due to a reduction in staff of the existing operations. For the nine month period ended September 30, 2005, cost of license revenue decreased $66,000 from the same period in 2004. The decrease over the prior year was due to a reduction in staff of the existing operations. Total license revenue for the nine months of 2005 decreased $56,000 or 54% compared to the same period in 2004.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $98,000, or 43%, in the third quarter of 2005 compared to the third quarter of 2004. Expenses for the nine months ended September 30, 2005, decreased $290,000, or 41%, compared with the corresponding 2004 period. The decrease in cost for both the three and nine month periods was principally due to reductions in staff size, travel and lower overhead allocations to the sales department.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred mainly by the technical staff in Australia for work on upgrades and future releases of the Company's software. Research and development costs increased $33,000 in the third quarter of 2005 compared to the third quarter of 2004. The increase was a result of the $206,000 of in-process research and development that was acquired from Loyalty Magic and expensed in the third quarter as required by U.S. GAAP accounting standards. The increase was offset by significant reductions in staffing that occurred in the fourth quarter of 2004 which lowered salary and related costs. Also included in the third quarter of 2004 was larger overhead and service department allocations for the portion of service department time spent furthering Catuity's software products. Expenses for the nine month period ended September 30, 2005 decreased $517,000 over the same period in 2004. The decrease in cost was primarily due to lower staffing levels and lower allocations for overhead and service department costs in 2005.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, general overhead costs and professional services fees related to the management of the company. General and administrative expenses decreased $176,000, or 30%, in the third quarter of 2005 compared to the third quarter of 2004 due principally to the inclusion of one-time severance costs related to the Company's former President & CEO in 2004.. Expenses for the nine months ended September 30, 2005, decreased $265,000, or 19%, compared with the corresponding 2004 period. Costs were primarily lower in 2005 compared to 2004, due to the one-time severance costs in 2004 and lower professional fees rent and depreciation expense in 2005

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations with proceeds from the issuance of common stock and cash collections from customers. As of September 30, 2005, the Company had approximately $4,390,000 in cash and cash equivalents, an increase of $1,829,000 from December 31, 2004.

Net cash used in operating activities was $1,849,000 for the nine month period ended September 30, 2005 compared with $2,412,000 for the nine month period ended September 30, 2004. The lower net loss in 2005 was the primary factor contributing to the decrease in net cash used in operating activities in 2005.

Cash used by investing activities was $6,148,000 for the nine month period ended September 30, 2005 compared with a usage of $16,000 for the nine month period ended September 30, 2004. The cash used in investing activities in 2005 is principally due to the Loyalty Magic acquisition and capital raise.

Net cash provided by financing activities in the first nine months of 2005 was $7,357,000, and was principally related to the issuance of stock for the Loyalty Magic acquisition and to increase working capital. Cash provided by financing activities for the same period in 2004 was $14,000 and related to shares of the Company's common stock purchased at fair market value under the Company's Executive Director Stock Purchase Plan. Non-cash activities of $2,512,500
(A $3,350,000) represented stock issued to Loyalty Magic shareholders for a portion of the purchase price.

At the Company's July 18, 2005 (July 19, 2005 in Australia) Annual Meeting, shareholders approved the Company's proposal to raise equity capital to fund the cash portion of the Loyalty Magic Pty Ltd. acquisition and to provide additional working capital to the Company. In September 2005 the Company completed the acquisition of Loyalty Magic Pty. Ltd. and two capital raises totaling $7.27 million in addition to the $2,512,500 (A$3,350,000) paid to Loyalty Magic in stock. After using a portion of the proceeds to pay the cash portion of the acquisition and deducting the costs associated with raising the capital, the Company has $4,390,000 million in cash as of September 30, 2005. The Company believes that its existing capital resources are adequate to meet its cash requirements for the next twelve months.

FORWARD LOOKING INFORMATION

The Management Discussion and Analysis of Financial Condition and Results of Operations include "forward-looking" statements within the meaning of the Private Securities Litigation Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the expected results. All statements other than statements of historical fact made in this Form 10-QSB are forward looking. In some cases, they can be identified by terminology such as "may," "will," "should," "expect," " plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should consider various factors that may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Various factors may cause actual performance to differ from any of the forward-looking statements contained in the Management Discussion and Analysis of Financial Condition and Results of Operations. These include, but are not limited to; changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the successful completion of the Company's acquisition strategy; the timing and speed with which our major customers and prospects execute their plans for the use of our loyalty software; continued development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company's products reduce their requirements or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. The Company's disclosure controls and procedures are designed to ensure: (1) that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified by the SEC and (2) that information required to be disclosed is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. The disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as required on a timely basis.

There has not been any change in the Company's internal controls during the last fiscal quarter that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting. . There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)  Exhibit    Description
     -------    -----------
     EX-10(a)   Amendment to Alfred H. Racine III Employment Agreement with
                Catuity, Inc. Dated September 23, 2004

     EX-10(b)   Amendment to John H. Lowry Employment Agreement with Catuity,
                Inc. Dated April 18, 2000

     EX-10(c)   Agreement between Catuity, Inc. and MIA Pty. Ltd. and Chris
                Leach, Individually, for Management Services.

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


                                        By: /s/ Alfred H. Racine III
                                            ------------------------------------
                                            Alfred H. Racine III
                                            President and
                                            Chief Executive Officer


                                        By: /s/ John H. Lowry
                                            ------------------------------------
                                            John H. Lowry
                                            Chief Financial Officer

Date: November 14, 2005

                                  EXHIBIT INDEX

Exhibit No   Description
----------   -----------
EX-10(a)     Amendment to Alfred H. Racine III Employment Agreement with
             Catuity, Inc. Dated September 23, 2004

EX-10(b)     Amendment to John H. Lowry Employment Agreement with Catuity, Inc.
             Dated April 18, 2000

EX-10(c)     Agreement between Catuity, Inc. and MIA Pty. Ltd. and Chris Leach,
             Individually, for Management Services.

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