Form 10KSB
period 2005-12-31
CATUITY INC
filed 2006-03-31
CIK 1109740

2005
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-30045
CATUITY INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3518829 (I.R.S. Employer Identification Number)

37650 Professional Center Drive, Suite 145A, Livonia, MI (Address of principal executive offices)	48154 (Zip code)
Issuer’s telephone number (734) 779-9000
Securities registered under section 12(b) of the Exchange Act:
None
Securities registered under section 12(g) of the Exchange Act:
Common stock, par value $.001 per share           NASDAQ Small Cap Market
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑ No ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $980,922
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of 2/28/06, 2,006,909 shares were held by non-affiliates. The aggregate market value as of that date, based on the $8.62 closing stock price as of 2/28/06, was $17,299,556.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates the information required by Items 10, 11, 12, and 14 of this Annual Report on form 10-KSB by reference to its proxy statement to be furnished to shareholders for its 2006 Annual Meeting of Shareholders.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

CATUITY INC.
FORM 10-KSB
For the Year Ended December 31, 2005

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
As used in this Annual Report on form 10-KSB, “Company,” “us,” “we,” “our” and similar terms means Catuity, Inc. a Delaware corporation.
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
PART I
The Company’s annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company’s website, located at http://www.catuity.com, as soon as reasonably practicable after reports have been filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains an Internet site at http://www.sec.gov where these reports and other information about the Company can be obtained.
Item 1. Description of Business
Our Business
Catuity is a loyalty and gift card processor. We provide technology-based solutions to retailers that are designed to increase the profit they receive from their customers at the Point of Sale (“POS”). Today, the Company sells a hosted, ASP-based system1 that enables the processing of member-based loyalty programs and which can deliver customized discounts, promotions, rewards and points-based programs which are designed to help retailers find, keep and profit from their best customers. The Company also enables stored valued programs, primarily through a closed loop gift card solution. In late 2004 and 2005, the Company invested in the development of its new software platform, the Catuity Advanced Loyalty System (“CALS”). The system can enable robust and highly customizable programs which work on a retailer’s POS terminals, Electronic Cash Register and on their internal store networks. Catuity also offers IT services to retailers to support their POS systems maintenance and custom development needs for the deployment of our technology solution.
In 2004, Catuity underwent a significant change in its business strategy following the decision of a large U.S. chain retailer to stop issuing smart cards to its customers that held their Visa co-branded credit card. This resulted in the eventual shutdown of the Visa Smart Rewards Platform that Visa USA had been developing for smart card usage in the United States and which utilized Catuity’s

[1]	An Application Service Provider is a third-party entity that manages and distributes software-based services and solutions to customers across a wide area network from a central data center.

older smart loyalty software. This significantly reduced the near-term use of smart cards in the United States and resulted in Catuity adopting a change in its business strategy. Revenue from these two customers ended in the third quarter of 2004. The Company has no expectation that either Visa USA or the large U.S. retailer will be a significant customer going forward.
To meet the changing conditions of its market, the Company adopted the following strategies that were implemented in 2005:
•	Continue to invest in upgrades and new releases of the CALS system to meet the needs of the U.S. and Canadian markets;

•	Focus sales efforts on tier two chain retailers where the capabilities of CALS have a demonstrable return on investment;

•	Develop a sales channel through merchant service providers, acquirers and processors who serve the more than two million smaller, individual merchants which are too small to be serviced directly through Catuity’s sales model;

•	Strengthen the Company’s technology team to support client deployments and services around a hosted solution, rather than the traditional installed software business where the Company had found its initial success in the U.S.;

•	Selectively explore projects and opportunities in which the Company leverages its technology and operational understanding of loyalty and gift card programs with partners who offer other strengths.
In North America and Australia, the Company is primarily targeting direct sales to retailers who tend to favor a hosted solution and, for competitive reasons, have a need to offer loyalty and gift card solutions to compete against the larger, tier one branded chains, while differentiating themselves from their smaller, local rivals.
In 2005 Catuity acquired Loyalty Magic Pty., Ltd., an Australian provider of loyalty processing and customer relationship management services to retailers in Australia. Loyalty Magic’s business model represents an excellent fit with the business Catuity was in the process of developing in the United States during 2005. Loyalty Magic provides loyalty processing and services to retailers on an ASP basis. It has effectively penetrated the Australian pharmacy retail market. Two of Loyalty Magic’s customers represented approximately 28% of Catuity’s total revenue in 2005.
Industry
Catuity competes in the loyalty market within the retail industry at the intersection of three significant and positive trends in retailing: upgrades of POS systems; rising gift card usage; and the growing budgets of retailers to enhance sales by driving loyalty among new and prospective customers.
POS Spending by Retailers: The Catuity Advanced Loyalty System works by installing a proprietary application at the point of sale inside a retailer or merchant’s stores. As might be expected, retailers are cautious about changes which affect their ability to accept payment. As such, Catuity gives priority to sales prospects, which have already decided to upgrade their POS systems, be it in hardware, software or both. Catuity may benefit when a POS upgrade is already anticipated because it has the potential to shorten the sales and deployment cycles. Numerous surveys and industry experts have reported that chain retailers are continuing to aggressively upgrade their point of sale systems, a trend first triggered by Y2K compliance concerns. In the Annual Survey of Retail Information Technology Trends, Chain Store Age (www.chainstoreage.com) magazine found that an average of 25% of the IT budgets were allocated for POS hardware and software in 2005. Equally significant, Catuity’s target market of tier two chain stores, those with sales of $100 million to $1 billion a year spent the largest portion of their technology budgets on POS needs; with most saying it was a top priority. Generally speaking, the lifecycle of POS upgrades continues to shorten. Except in extraordinary circumstances, hardware is replaced in a 5-7 year cycle at a typical chain store retailer, while software applications are replaced more quickly based on advancements and new functionality. In a separate study released in 2005, independent chain retailer research firm IHL Services (www.ihlservices.com) reported that retailers spent $6.5 billion on POS hardware, software and services last year for PC-based checkout systems. Catuity targets these types of retailers through its direct sales effort.
Gift Card Usage Trends: In the past decade, stored value cards have become one of the most sought after products at retailers. Gift cards are viewed as a key customer acquisition tool since they are typically purchased by a friend or relative and given to a potential shopper in lieu of cash. In fact, Deloitte & Touche (www.deloitte.com) found in their annual study that gift cards were now the No. 1 gift with a majority of shoppers choosing receiving a gift card as their preferred gift. At the same time, Deloitte reported that consumers now favor gift cards over cash by a two-to-one measure. For retailers, gift cards have become vital to their success during the active Christmas holiday season and throughout the year. In its annual year-end survey of consumers, the National Retail Federation (www.nrf.org) found that consumers would spend at least $17 billion in value during the 2005 holiday season. Gift cards are not just a seasonal business. They are a year-round part of the strategy of retailers and a key profit center.
Retailers Emphasize Loyalty in Growth Strategy: Since Catuity entered the North American market in 2000, loyalty has evolved from an emerging strategy to an established practice and budgeted expenditure for retailers. Estimates of the size of the loyalty market vary widely and are often interchanged with estimates of the customer relationship management (“CRM”) market. These estimates can include everything from direct marketing services, branding and call center support to technology spending. Catuity defines our services to enable loyalty as the application, creation and management of the individual profile created when a customer joins a membership or reward program; and the transactional support necessary to make a loyalty program work seamlessly at the point of sale. Today, this does not include full-service database management, direct mail support, web-related services and full service analytics. These are capabilities that the Company expects to add through new development and acquisition. We would note that our acquisition of Loyalty Magic Pty. Ltd. increased our in-house ability to manage databases on behalf of clients. Additionally, Loyalty Magic includes some key functional capabilities, including, but not limited to, interfaces with kiosks and e-commerce platforms. Additionally, the company’s internal development plans for 2006 includes expansion of our capabilities.
For the services that we offer today, merchants (those with one to 25 locations) spend an average of $850 to $1,100 annually per store on basic loyalty programs. These fees are often charged in the form of a flat monthly subscription and transactional service for a turnkey program. While Catuity targets this market through resellers and referral, such as merchant services providers, we believe there is a potential market of at least 1.2 million small merchants — about one in four of the total market — in North America who do not yet have a loyalty or gift card solution. Using the lowest estimates for each, we believe that the small merchant market will spend at least $750 million on loyalty and gift card solutions annually. As Catuity expands our sales focus beyond our core market, the size of our opportunity will increase.
By the same measure, chain store retailers, which Catuity targets through direct sales, spend an average of $3,700 to $6,900 per store annually for the services which we sell to support loyalty and gift card solutions. The retailers in three market segments that we have targeted represent at least 55,000 locations in North America.
BUSINESS SEGMENTS
Catuity conducts all of its business in a single business segment – providing loyalty and gift card technology along with related services to retailers and their processor partners. During Catuity’s last two fiscal years, its revenue by type of product or service has been as shown below:

	2005	2005	2004	2004
Revenue Type	Amount	%	Amount	%
Processing & Services	$839,645	86%	$467,533	62%
License	141,277	14%	43,200	6%
Project Related	—	0%	248,379	32%

Total Revenue	$980,922	100%	$759,112	100%
In 2004 and 2005, Catuity underwent a major shift in business focus which directly impacted our full year results. In the first quarter of 2004, the Company learned that one of its clients, a large U.S. retailer, was discontinuing its use of smart cards. As a result, Visa USA determined that it would discontinue the development of its Smart Visa Rewards Platform and phase out the platform’s operations during 2004. Catuity’s loyalty software was a key component of the platform and this Visa-issuing retailer represented the vast majority of the Company’s revenue. The Company then embarked on an extensive effort to replace its existing technology with the new Catuity Advanced Loyalty System, or CALS. That system was designed to be architecturally flexible to meet the changing needs of clients and prospects. The first version of that technology was announced in the third quarter of 2004 and consumed substantially all of the internal technology resources of the Company. Late in the third quarter of 2004, the Board of Directors named a new CEO, who embarked on an internal restructuring of the efforts and focus of the sales team and a reduction in the size of the technology team. These changes were implemented during the fourth quarter of 2004 and into 2005. During the Company’s refocusing efforts, the Company made limited progress in pursuing, managing and closing new sales.
During 2005, the Company established the operational team and the secure facility needed to enable it to host loyalty and gift card programs for customers. In addition, the Company successfully completed two capital raises, the acquisition of Loyalty Magic Pty. Ltd. and the post acquisition integration needed for efficient operations between Catuity’s and Loyalty Magic’s staffs.
Products and Services
Most retailers are interested in achieving one or more of the following from their loyalty and reward programs:
•	Increasing basket lift (giving customers reasons to spend more on targeted products and categories);

•	Improving gross margin (giving customers reasons to buy higher margin products);

•	Increasing customer purchase frequency (driving customers back to the store more often); and

•	Increasing customer response rates
Our loyalty technology, CALS, provides the capabilities retailers need to achieve these goals via:
•	Launching and managing membership-based programs;

•	Managing points-based programs;

•	Delivering discounts based on shopping behavior; and

•	Offering customizable gift card programs which can be enhanced with loyalty functionality.
Because CALS requires integration to a client’s point of sale system, Catuity offers traditional IT services to retailers. While our primary focus is on serving the needs of clients in relation to a planned deployment of our system in their chain of stores, Catuity will perform contract work to manage projects for retailers. Industry research firm IHL Services reports that maintenance and development of existing retail systems represents more than half of the average chain retailer’s IT budget for projects ranging from installation of new POS software systems to upgrades of hardware and the addition of new technologies. In 2005, examples of leading types of projects, according to researchers, include the installation of in-store kiosk systems which are linked to the POS; the addition of RFID-reader systems and the addition of specialized check readers to comply with the new U.S. check truncation laws. Catuity does not maintain a bench of consultants or technologists to manage such projects. However, the Company has established relationships with companies and teams of experienced technologists which it can contract with to provide these services.
Competition
Catuity Inc. is focused on enabling loyalty and gift card programs in the U.S. and Canada where demand is high and customers consider loyalty to be an established part of their growth strategies. In North America, as in other predominantly English-speaking markets globally, budgets for loyalty are established — not emerging — but are not considered mature. Catuity’s prospects do not lack options in how they choose to spend their budgets to acquire, retain and upsell their customer relationships. We have found that they make one of three financial and strategic choices in executing their loyalty strategy. These are:
•	In-House Solution: Retailers, especially the largest, often seek competitive advantage by custom development of proprietary in-house solutions. This is generally done in conjunction with loyalty consultancies, database service firms and IT service firms. This is not a primary market for Catuity due to the typically lengthy and complex sales cycle and the strict financial requirements placed on the provider, which tend to exclude smaller companies. While Catuity does not actively target tier one retailers or custom installation projects, we will provide this option at the request of our core customers.

•	Hosted Solution: Retailers, especially the tier two chain retailers targeted by Catuity, favor a turnkey hosted solution which enables them to minimize capital investment; avoid the need for large, specialized IT; and reduce the risks associated with complex integration, deployment and upgrades. This market typically prefers a hosted solution which allows them to customize their programs — not their technology — to be aligned with the retailers’ merchandising and branding strategy. Many players, including payments processors, gift card solutions providers and marketing services firms are generally focused by vertical market.

•	Program-Based Solution: Retailers actively participate in promotional programs which are generally designed to drive a single type of customer behavior, such as new account acquisition or customer retention, or target the sale of specific products. These programs are generally attractive because they have a defined cost; require little to no technology adoption and require no complex back-end technology to manage beyond a specific promotion. Catuity does not compete in this market.
Our ability to be successful depends on many factors, including:
•	Our ability to establish a clear business case that is aligned with the strategy of our client and which has a clearly defined return on investment.

•	Our ability to successfully market the features of our product and to continually make it easier for our clients to use.

•	Our ability to continually expand our reputation and credibility in our markets and to differentiate Catuity from the many competitive alternatives.

•	Our ability to leverage marquee client relationships to establish a more visible presence in North America and Australia.

•	Our ability to execute on schedule and on budget and to consistently exceed our customers’ ongoing service requirements.
While Catuity focused on a new market in 2005, we believe that our reputation for innovation and delivery on behalf of our customers provides a foundation for our growth plans. CALS is a robust and flexible platform which enables our customers to create, manage and measure the success of their proprietary loyalty programs.
Research and Development
Catuity’s product development efforts in 2005 were primarily focused on completing subsequent releases of its new generation loyalty platform — CALS. The Company has enhanced existing functionality while constantly striving to make the system easier to use by retailers who generally lacked large or sophisticated technology departments. In 2006, the Company plans to enhance the management reporting capabilities of the system; continue to expand the number of POS systems to which we integrate and add new functionality that helps us deliver a technologically superior product in our markets. In the North American market, CALS replaces the Company’s older smart loyalty platform which was used primarily for smart card-based loyalty. While the Company continues to support existing customers who use the smart loyalty platform, Catuity is not actively marketing the system. The smart loyalty platform is designed to meet the Europay-MasterCard-Visa (“EMV”) requirements in Europe, Asia-Pacific, South America and other regions. The Company has previously announced that it may sell the smart loyalty system and/or the associated patent portfolio. To date, discussions with potential buyers, re-sellers and other partners have not produced a viable transaction.
Through the acquisition of Loyalty Magic, Catuity acquired the LMX loyalty platform. For the most part, that technology platform is used by clients in Australia, New Zealand and the United Kingdom. The Company does not currently plan to market the software directly in North America. Additionally, most of the enhancements to the LMX system are client directed and funded and are not considered R&D investments. When assessing projects for possible R&D investment, Catuity makes efforts to ensure that new functionality can be used with both platforms.
Catuity believes that focus and consistent application of some basic design principles will ensure that we deliver a product that is strategically advantaged in our markets. To that end, the Company’s management balances every proposed development project against four design principles. These principles are:
•	Every development project must give our customer control of their programs. This is important because retailers of all sizes want to be able to quickly and easily implement, measure and modify their marketing and loyalty programs. Because we are delivered in an ASP model, a key element of our R&D strategy is to always make it simpler and more intuitive for our customers to use the technology.

•	Every development must offer superior data security. The security of customer information remains a major concern among retailers and payments industry players. Catuity addresses the security of our own system through the training of our people; clearly drafted policies and procedures; ongoing review and discussions with our customers about their best practices; and compliance with industry standards. Catuity is in the process of certifying its U.S. operations as being compliant with industry standards around customer data security.

•	Every development must not impact the time of the total transaction. Because our programs work at the point of sale, it is critical that our technology never slow down the checkout process. Retailers equate delays at the checkout with lost business. Our technology, which requires a proprietary application to be installed at the POS, is designed to operate under the ISO 8583 message format, simultaneously with the approval of the payment transaction. Before any version of our applications are released, they are tested and improved to streamline the total transaction time so that Catuity never hurts the checkout time of one of its customers.

•	Every development must minimize or eliminate integration and other IT-related risks for our customers. Like most buyers of technology driven solutions, retailers assess the total cost of deploying and managing a solution. Our investment in our Application Program Interface (“API”) development and integration with market-standard protocols is designed to reduce the upfront cost of doing business with Catuity. These upfront costs can act as a deterrent to a buying decision. We believe that a critical success factor in transaction-driven companies is to make it easy for customers to start doing business with us.
Development projects that do not meet these four standards are generally only considered if they are funded by a client.
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
Catuity has been issued three patents related to the efficient storage and management of multiple applications in offline consumer devices and the systems to manage the applications, customer devices and terminals. This patent “family” has a priority date of December 4, 1998 and includes:

Country	Patent Number
United States	6,449,684
United States	6,532,518
Australia	755,388
Patent applications are pending in the European Union, Japan and Brazil.
Catuity has also been issued patents in seven countries, with a priority date of February 22, 1999, which relate to the use of the Catuity System over the Internet and with traditional point of sale devices. It covers our system for managing and updating data on customer devices that are supported and controlled by a host system integrated to any number of offline and online terminals. The patent covers the operation of interactive programs and transactions that use methods ranging from POS terminals to the Internet. This patent “family” includes:

Country	Patent Number
Australia	746,867
New Zealand	513,678
Belgium	1,163,633
Finland	1,163,633
France	1,163,633
Germany	60020818.4
Great Britain	1,163,633
This patent is also pending in Canada and Japan.

SALES BACKLOG AND PIPELINE
As of December 31, 2005, the Company had signed agreements with customers in the U.S. and Australia that it expects will result in revenue of approximately $1,900,000 in calendar 2006. As of this filing, the Company has a defined prospect base of approximately 800 companies. Our business objective remains to identify the organizations that will be making a buying decision during this year. At present, we have opportunities identified that are in various stages of our sales process and include prospects that are in the proposal or advanced review stage. Our agreements are typically for a minimum of three years. Our agreements include fees for the initial deployment of a loyalty and/or gift card program, recurring fees per account and/or per transaction, and, through a third party partner, residual revenue for provisioning of credit and debit card processing. We charge fees for on request services such as providing gift and loyalty cards, point of purchase merchandizing materials, training, and other services. In the Australian market, our offering is more focused and the average revenue of a typical customer is half of that of the U.S. Additionally, we have 4-6 existing clients in our Australian subsidiary with which we are pursuing expansion of the range of loyalty related services that they purchase to support their programs. Finally, in the re-seller market in the U.S., we are focused on revenue-sharing arrangements that provide Catuity with 35-50% of the gross monthly revenue generated from accounts sold by our resellers. To date, we have agreements with three re-sellers. Our target is to selectively add 7-10 by 2008. These re-sellers are strategically designed to give Catuity access to non-core markets. We have approximately 25-30 potential re-sellers targeted to meet our objectives. A re-seller agreement ranges from 3-5 years in length and is generally exclusive.
REVENUE AND ASSETS BY GEOGRAPHIC LOCATION
During the year ended December 31, 2005, 92% of our revenue was derived from operations in Australia and 8% from operations in the United States. During the year ended December 31, 2004 100% of our revenues was derived in the United States.
The Company’s assets are located at its headquarters in Livonia, MI along with its offices in Charlottesville, VA, Denver, CO, Melbourne, Australia and in Sydney, Australia.
EMPLOYEES AND FACILITIES
As of February 1, 2006, we had 36 full time employees, 13 of which are located in the U.S. and 23 of which are located in Australia. We expect the number of full time employees in the U.S. to increase in 2006. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be very good. Our corporate headquarters is located in Livonia, Michigan. Also see Item 2, Properties, below.
Item 2. Description of Property
During 2005, our corporate headquarters was located in leased facilities in Detroit, MI. The facilities were leased for a term of one year beginning March 1, 2005 and ending on February 28, 2006. In February, 2006 the corporate headquarters was relocated to a leased facility located at 37650 Professional Center Drive, Suite 145A, Livonia, MI 48154. (A suburb of metropolitan Detroit.) The property consists of approximately 1,500 square feet of office space with a lease expiring in February, 2008.
Our Client Management department is located in leased facilities in Charlottesville, VA consisting of approximately 1,000 square feet of office space. The facilities were leased for a one year period starting in May, 2005.
Our Sales department is located in leased facilities in Denver, CO consisting of approximately 800 square feet of office space. The facilities were leased for a two year period ending in December, 2007.
Our primary office in Australia is Loyalty Magic’s premises that are located in leased facilities in Melbourne Victoria consisting of approximately 3,460 square feet of office space. The facilities are leased for a term of 5 years beginning August 1, 2002 with a further term of five years at the Company’s option.
We also have a Research and Development center located in leased facilities in Sydney, Australia, consisting of approximately 330 square feet. Our lease agreement expired on December 28, 2005 and has continued on a month-to-month basis.

Item 3. Legal Proceedings
Catuity was not a party to any legal proceedings during 2005 or as of the date of filing of this Form 10-KSB.
Item 4. Submission of Matters to a Vote of Security Holders
None to report.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Catuity (“CTTY”) was listed on the NASDAQ Small Cap Market beginning December 1, 2000. Chip Application Technologies (then named Card Technologies Australia) was listed on the Australian Stock Exchange (“ASX”) under the trading symbol “CAT” from July 11, 1997 to November 22, 1999. On November 23, 1999, upon Catuity’s acquisition of Chip Application Technologies, we replaced Chip Application Technologies as the listed entity on the ASX under the same trading symbol. We continue to be traded on the ASX. Also, 256,520 shares of common stock were issued on September 1, 2005 to existing Australian shareholders and accredited Australian institutional buyers pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended. These shares are traded under the symbol CATN since they cannot be owned by US persons in compliance with regulations.
Our high and low sales prices on the ASX and NASDAQ for each quarter within the last two fiscal years are shown below, both in Australian dollars and in U.S. dollars. A reverse stock split was effected in November 2004; all prices in 2004 have been adjusted to show the retroactive effect of the reverse stock split.

	Symbol - CAT		Symbol - CATN		Symbol - CTTY
	High	Low	High	Low	High	Low
Period	(Australian $)	(Australian $)	(Australian $)	(Australian $)	(United States $)	(United States $)
2005
First Quarter	$7.00	$3.90	N/A	N/A	$8.30	$3.47
Second Quarter	$18.50	$4.50	N/A	N/A	$22.58	$3.75
Third Quarter	$23.00	$10.50	$13.50	$10.50	$20.39	$8.53
Fourth Quarter	$14.20	$9.25	$11.00	$7.50	$12.10	$5.97

2004
First Quarter	$42.00	$12.30	N/A	N/A	$42.00	$10.65
Second Quarter	$16.50	$6.45	N/A	N/A	$17.25	$4.50
Third Quarter	$10.65	$5.10	N/A	N/A	$6.75	$3.30
Fourth Quarter	$6.00	$4.36	N/A	N/A	$9.10	$3.30
As of March 7, 2006 there were approximately 4,629 shareholders of record of our common stock as reported to us by Computershare Investor Services, our transfer agent. To date, we have not paid any dividends on our common stock.
Equity Compensation Plan Information
The following table reflects information about the securities authorized for issue under our equity compensation plans as of December 31, 2005.

Number of securities remaining
	Number of securities		available for future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities reflected in
Plan Category:	outstanding options	outstanding options	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	255,668 (1)	$21.45	58,568
Equity compensation plans not approved by security holders	-0-	-0-	-0-

(1)	50,000 of the options granted to Mr. Racine are conditional and pending approval by Catuity’s stockholders at the 2006 Annual Meeting.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of the consolidated operating results of Catuity Inc. and contains forward looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results and the timing of certain events could differ materially from those anticipated in these forward looking statements. Refer to the section entitled Forward Looking Statements at the beginning of this Form 10-KSB for a full discussion of the risks and uncertainties associated with forward looking statements.
Catuity’s Business
Catuity provides loyalty and gift card processing services to retailers which are designed to increase the profit they earn from their customers at the Point of Sale (POS). The Company sells a hosted, Application Service Provider (ASP) based system that enables the processing of member-based loyalty programs that can deliver customized discounts, promotions, rewards and points-based programs designed to help retailers find, keep and profit from their best customers. The Company also enables gift card solutions. The system enables robust and highly customizable programs which work on a retailer’s payment terminals and Electronic Cash Registers (ECR) via their internal store networks. In 2005, the company integrated to the Verifone and Lipman POS terminal lines, which are among the most widely used by retailers of all sizes. At present, the Company is finishing integration to the Hypercom and Ingenico 32-bit POS models. Once completed, this will mean that we are integrated to the four most widely purchased POS terminal systems in our primary market. In each quarter of 2006, Catuity expects to add new terminals and POS software systems to the list, informally called our Terminal Library, which will broaden the markets that we are ready to serve. This is part of our strategy to make it easier for new customers to connect to the Catuity platform. Management believes that this strategy will reduce the perceived IT risks for its retailer clients and give it a competitive advantage over other providers. This is consistent with our four design principles discussed in the Research and Development section of this Form 10-KSB.
Catuity plans to introduce packaged products to broaden our offering to retailers. In the fourth quarter of 2005, Catuity made a minor investment to develop two turnkey products for prospective clients. Catuity is also looking at ways to modify these packages for the reseller market. It is important to note that introducing product packages does not require significant new development of our technology.
Overview of Significant Activities
Catuity completed several important steps in its turnaround efforts during 2005. On July 18, the Company’s shareholders approved the acquisition of Loyalty Magic Pty. Ltd. and the issuance of 700,000 shares of common stock to raise capital for the cash portion of the acquisition purchase price as well as for working capital purposes. On September 1, 2005 the Company completed the acquisition and raised $5.25 million USD (A$7.0 million). Additionally, the Company completed a second, smaller capital raising on September 19, 2005 for $2.025 million (270,000 shares of common stock) on the same terms as the September 1, 2005 capital raise. As a result, Catuity increased its cash balance to $4.39 million and its shareholders’ equity to $9.2 million following the acquisition and capital raises. Loyalty Magic’s business is an excellent fit with the loyalty processing business that Catuity is establishing in North America.
Catuity also made significant progress in executing the Company’s transition to a loyalty processor in 2005. As previously disclosed, in early 2004, management determined it was necessary to substantially revise its corporate strategy away from the struggling smart card market and began work on a new strategy to position the company as a provider of member-based loyalty and gift card solutions to tier two and tier three retailers in the U.S., Canada and Australia. Today, the Company is focused on delivering loyalty and gift card programs to retailers (and their partners) at the point of sale. The company is focused on the needs of retailers who have a preference for purchasing a hosted solution over an in-house solution. The Company has targeted its sales at retailers who are looking for programs which improve customer retention, increase customer spending in targeted categories along with increasing average per visit sales and improve the frequency of their visit. One of the Company’s strengths lies in helping retailers execute merchandising strategies, especially those which want to switch consumers from buying branded product to higher-margin private label products. To date, the Company has qualified prospects which meet its criteria and are focused on making sales proposals to those who are expected to make a buying decision in 2006.
In 2004, the Company also announced that it would selectively use acquisitions to re-establish its business, diversify its product offering to retailers and achieve an operational critical mass by year-end 2006. Catuity is most interested in acquiring companies which share its strategy of providing a range of transaction-based products to chain retailers. These products include loyalty programs, closed loop gift card programs; open gift card programs (those operating across Visa, MasterCard or Discover’s open networks); credit and debit card processing; and prepaid services in what is commonly referred to as the POSA (Point Of Sale Application) market. All of these markets are heavily fragmented and most exhibit high growth characteristics. The Company believes that the ability to offer a bundled solution to retailers will enhance its ability to close new sales and retain existing customers. The Company continues to have discussions with numerous parties about possible business combinations. Many factors impact the timing, structure, pricing and potential to close such transactions. As the Company has previously disclosed, acquisitions carry diverse risks that could affect the timely execution of its strategy. The Company does not expect to reach its performance goals by year-end 2006 unless it is able to execute 1-2 acquisitions of profitable companies in the U.S. in 2006.
Since completing the acquisition of Loyalty Magic and two capital raises in September 2005, Catuity’s and Loyalty Magic’s management teams have been actively working on the integration of the two companies into one. The Company has made substantial progress in its integration of common systems, procedures, financial management practices and business focus. In addition, as previously noted, the Company is also actively focused on completing one or more additional acquisitions in 2006. The Company’s focus is on acquisition candidates that are in a line of business that fits with Catuity’s strategy, have positive cash flow and are profitable.
FISCAL YEAR ENDED 2005 COMPARED TO 2004 (all figures in USD and rounded to nearest $1,000)
On September 1, 2005, Catuity completed its acquisition of Loyalty Magic. As a result, Catuity’s financial statements reflect twelve months of Catuity’s operations and four months of Loyalty Magic’s operations.
In 2005, total revenues were $981,000. These revenues were derived from $840,000 in processing and service revenue (an increase of $372,000 from 2004) and $141,000 in licensing revenue (an increase of $98,000 from 2004). The significant change in the revenue categories was due to Catuity’s transition to a loyalty processor and the impact on revenue due to the acquisition of Loyalty Magic. There was no project related revenue in 2005 compared to $248,000 in 2004, which represented revenue for a project for a large, retail client that was ended in 2004.
Cost of processing and service revenue primarily consists of salaries, employee benefits, related expenses and office overhead for the customer implementation and support staff for the portion of their time spent on processing and service related activities for customers. Cost of processing and service revenue increased $469,000, or 158%, to $766,000 for the year ended December 31, 2005 from $297,000 for the year ended December 31, 2004. The increase in cost of processing and service reflects the addition of Loyalty Magic expenses along with the additional staffing and related expenses in our U.S. Client Management department.
Cost of licensing revenue primarily consists of salaries, employee benefits, related expenses and overhead for our client support staff along with the technical staff’s time spent on maintenance activities related to licensed software. Cost of license revenue increased to $21,000 for the year ended December 31, 2005 from zero for the year ended December 31, 2004.
Cost of project related revenue was zero in 2005 compared to $103,000 in 2004; these expenses represented salaries, employee benefits, related expenses and overhead for our staff that was responsible for a project for a large, retail client that was ended in 2004.
Research and Development expenses consist primarily of salaries, employee benefits and overhead costs, incurred primarily by our technical staff for the portion of their time spent furthering the development of our various products. Research and development expenses decreased $555,000, or 43%, to $728,000 for the year ended December 31, 2005 from $1,283,000 for the year ended December 31, 2004. Cost was higher in 2004 because of the substantially higher investment made in 2004 on the development of our CALS software. At the end of 2004, the Company reduced its Research and Development staff and overhead. Overhead costs were reduced by $220,000 and Salary and Related Costs were reduced by $554,000. In 2005, as required by U.S. GAAP, the Company expensed certain software development costs that had been previously capitalized by Loyalty Magic. The $206,000 in development costs, described in this document as In Process Research & Development was charged to Research and Development in 2005.
Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs of the sales and marketing department. Sales and marketing expenses decreased $275,000, or 32%, to $592,000 for the year ended December 31, 2005 from $867,000 for the year ended December 31, 2004. The decrease was primarily related to reductions in allocations from G&A and Services ($170,000), lower Salary and Related Costs ($27,000), lower professional services costs ($19,000), and a decrease in travel related expenses ($7,000).
General and administrative expenses consist primarily of salaries, employee benefits, related overhead costs and professional service fees. General and administrative expenses decreased $228,000, or 12%, to $1,685,000 for the year ended December 31, 2005 from $1,913,000 for the year ended December 31, 2004. General and administrative expenses in 2004 included an accrual of $225,000 related to severance pay for the Company’s former CEO that did not occur in 2005. The general and administrative expenses for

Catuity declined in 2005 but this decline was offset by the addition of four months of general and administrative expenses from Loyalty Magic.
General and administrative-stock based compensation expense occurred as a result of issuing options to certain employees whose grant price was less than the closing price of Catuity common stock on the date of the grant and due to the Restricted Stock plans started in 2005. In 2004, no expense was recorded as there were no options issued at a price less than the fair market value on the date of grant.
Amortization of intangibles represents the amortization expenses associated with the intangibles acquired in the Loyalty Magic transaction. $1,933,300 of the Loyalty Magic purchase price was established as amortizable intangibles (primarily trademarks – 30 year life, customer contracts – 5 year life, customer relationships — 10 year life, proprietary software – 5 year life and non-compete agreements – 5 year life.) The amount expensed for the four months of amortization in each category is detailed below in Note 6.
Other income increased in 2005 to $109,000 compared to $97,000 in 2004 due to interest received on investments in the United States and Australia.
LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our operations with proceeds from the placement of our common stock and cash collections from customers. As of December 31, 2005, the Company had approximately $959,000 in cash and cash equivalents, a decrease of $1,602,000 from December 31, 2004. However, at December 31, 2005, the Company had $2,246,000 invested in 120 day commercial paper that offered favorable interest rates and this amount is now reported under Short Term Investments on the balance sheet. Net cash used in operating activities during 2005 was $2,802,000, compared with $3,161,000 during 2004. The activity of Loyalty Magic was the primary factor contributing to the increase in net cash used in operating activities.
Net cash used in investing activities during 2005 totaled $5,109,000, which was a $5,042,000 increase from the $67,000 cash used in 2004. The Company investment of $2,246,000 of 120 day commercial paper accounted for a portion of the increase. The remaining difference is primarily due to the acquisition, net of cash, relating to the purchase of Loyalty Magic in the amount of $2,810,000 and $53,000 relating to the purchase of Property and Equipment.
Net cash provided by financing activities during 2005 totaled $6,459,000 relating primarily to the issue of stock, net of expenses, for the two capital raises. Net cash provided by financing activities during 2004 was $12,000 and related to shares of common stock purchased at fair market value under the Company’s Executive Stock Purchase Plan and payments to shareholders for fractional shares related to the Company’s reverse stock split.
At the Company’s 2005 Annual Meeting, shareholders approved the Company’s proposal to raise equity capital to fund the cash portion of the Loyalty Magic Pty. Ltd. acquisition and to provide additional working capital to the Company. In September 2005 the Company completed the acquisition of Loyalty Magic Pty. Ltd. and two capital raises totaling $7,270,000 in addition to the $2,512,500 (A$3,350,000) paid to Loyalty Magic in stock. The Company has $3,205,000 in cash and short term investments as of December 31, 2005. The Company believes that its existing capital resources are adequate to meet its cash requirements for at least the next twelve months.
As of December 31, 2005, the Company had net operating loss carry-forwards of $21,590,000 expiring in various amounts in 2020 and 2021 in the United States and $15,730,000 in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997. Utilization of the net operating loss carry-forwards in the United States are subject to limits due to continuity of ownership tests under Section 382 of the Internal Revenue Service Code.
CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS
The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle or the method of its application is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 2 of Notes to Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing circumstances. As a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.

Revenue Recognition
The three distinct revenue streams that result from the Company’s business activities are processing & service revenue, license revenue and project related revenue.
Processing and Service Revenue: Processing and service revenue includes training, consulting, installation support, post-installation support, maintenance fees and application processing/hosting. Training, consulting, installation support and post-installation support are generally billed on a time and material basis and revenue is recognized as the service is provided. Maintenance revenues are recognized ratably over the maintenance term. Application processing/hosting is generally recognized as revenue in the month that the services are performed. Payments for service revenues are generally not refundable.
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
Project Related Revenue: Project related revenue includes integration, customization and miscellaneous project related fees for work performed for a customer to deploy or modify the Company’s loyalty and gift card applications. Project related revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts using the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on hours incurred as a proportion of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. The Company generally does not provide for a right of return in its project related contracts.
Deferred Revenue: Revenue is deferred for any undelivered elements and is recognized upon product delivery or when the service has been performed.
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
LEGAL PROCEEDINGS
Catuity was not a party to any legal proceedings during 2005 or as of the date of filing of this Form 10-KSB.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004 and 2005), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We will adopt SFAS 123(R) effective as of the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our reported financial results. The level of impact on the Company’s financial statements will depend, in part, on future grant awards. We have not yet assessed the level of impact to be able to quantify the adverse effect.
FACTORS AFFECTING OUR OPERATING RESULTS, OUR BUSINESS AND OUR SHARE PRICE
In addition to the other information contained in this Form 10-KSB, you should carefully read and consider the following risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing Catuity. Additional risks and uncertainties not presently known to us also may impair our business. The occurrence of any of the following risks could adversely affect our business, operating results or financial condition.
Risks Related to Our Business
We have a history of losses.
As of December 31, 2005, we had an accumulated deficit of $37,246,156. To date, we have not achieved profitability. While management believes our strategies will be successful, there can be no assurance that our business strategies will be successful or that significant revenues or profitability will be achieved. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on an ongoing basis.
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
We will be adversely affected if the generation of software, the Catuity Advanced Loyalty Systems (“CALS”) introduced in late 2004, does not achieve market acceptance. There can be no assurance that the product will perform all the desired functions, or offer sufficient price/performance benefits or meet the technical or other requirements of customers. Despite testing of our product prior to its commercial release, there can be no assurance that all performance errors or deficiencies have been discovered and remedied, that additional errors or deficiencies will not occur, or if they occur, that we will be able to correct such errors and deficiencies.
Failure to Obtain Certifications in a Timely Manner.
To deploy our technology on behalf of a client, Catuity must install a specialized application in the point of sale device used by its client. Because of the diverse range of payment terminals, readers, electronic cash registers and proprietary checkout systems used by merchants and retailers, Catuity must certify its application to meet the standards of the independent manufacturers of each model and series of terminals. Equally important, in some cases, Catuity’s POS application must be certified by the payments processor who manages payment transactions for merchants and retailers. Catuity has been successful in previous efforts with market leaders in terminal manufacturing including Verifone, Hypercom and Schlumberger. However, we can make no assurance that the Company will be able to obtain future certifications in a timely manner. If we fail to obtain the necessary certifications, it could have a material adverse impact us, including the loss of existing business, extended delays in closing new business and/or the impairment of future revenues.
Sales Activities with Prospective Customers may not Generate Revenue for the Company.
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
Our competitors may respond more quickly than we can to changing technologies and customer requirements. For example, these competitors may:
•	conduct more extensive marketing campaigns to capture market share;

•	provide more attractive incentive and pricing packages to customers;

•	negotiate more favorable contracts with existing and potential employees and strategic partners;

•	establish cooperative relationships among themselves or with third parties, including large Internet participants, to increase the ability of their products and services to address the needs of prospective customers;

•	bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by us;

•	establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular reseller channels; and

•	more quickly develop new products and services or enhance existing products and services.
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
The application software business is characterized by rapid technological change, new product introduction and evolving industry standards. Advances in applications software or the development of entirely new technologies to replace existing applications software could render our product obsolete and unmarketable. Our success will depend, in significant part, on our ability to make timely and cost- effective enhancements and additions to our technology and to introduce new products and services that meet customer demands. There can be no assurance that we will be successful in developing new products, services and enhancements. Delay in the introduction of new products, enhancements or services, the inability to develop such new products, enhancements or services or their failure to achieve market acceptance could have a material adverse effect on us.
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
Retailers rely on our product in connection with providing promotions that have a direct financial impact on their businesses and their customers. Use or misuse of our product, whether due to accident, employee fraud, or otherwise, may result in unintended or undesirable consequences that could result in financial or other damages to our customers and to our customers’ customers. A product liability claim brought against us, even if not successful, would likely be time consuming and costly and could have a material adverse effect on us.
We may face risks related to the use of electronic payment cards.
Portions of our software may be integrated with or co-reside with a range of third party payment and other software. For example, a payment card number may be used as an identifier with our product. Alternatively, a portion of the software comprising our product may be added to existing or new POS devices, so that such software co-resides with payment programs. On the Internet and in other environments, a portion of our software may be integrated with a third party supplied e-commerce program. There can be no assurances that such integration or co-residence will not adversely affect the payment system, potentially giving rise to a claim that may have a material adverse effect on our business, financial condition and results of operations. In addition, if our customers experience problems with a payment system, it may be difficult to determine if those problems originate from our product or other products with which ours co-reside. Such difficulty may delay resolution of any such problem and prove costly to us.
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
Catuity will host or manage confidential customer information on behalf of our clients. Certain high profile cases of customer information being compromised have heightened concerns among our prospects, investors and state and federal legislators about the need to ensure that the information of individuals be protected. Since Sept. 11, 2001, regulation of public and non-public information has increased significantly. Even though Catuity’s customers generally seek written permission from loyalty program participants to collect and use information on their shopping behavior, the Company cannot ensure that its customers will comply with appropriate regulations or industry best practices. The gift card industry also continues to face regulatory, legislative and judicial scrutiny. Attorney Generals have initiated lawsuits against high profile gift card providers targeting their disclosure and management practices. Proposed state and federal legislation, such as the Fair Gift Card Act, is specifically directed at “escheatment”, “breakage” and liability management practices of card issuers. Broadly, this concerns the level of required disclosure to consumers about fees and charges associated with their accounts. To manage these risks, Catuity takes appropriate and customary steps in our client agreements and through our operational procedures. Catuity has no control over the pricing, disclosure and management strategies of its clients and cannot ensure that our clients will comply with appropriate regulations or industry best practices. To the extent that Catuity’s customers face regulatory, legislative or judicial action, the Company could be made a party to those actions. These could materially and adversely affect us.
We may face intellectual property challenges.
Our success and ability to compete are substantially dependent on our proprietary technology and trademarks, which we attempt to protect through a combination of patent, copyrights, trade secret and trademark laws as well as confidentiality procedures and contractual provisions. However, any steps we take to protect our intellectual property may be inadequate, time consuming and expensive, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States. In addition, we may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued. Third-party infringement claims involving Internet technologies and software products may increase. Any claims regarding the rights of third parties, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms favorable to us, if at all. We have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products infringe the intellectual property rights of others. We could incur substantial costs in defending our sellers and our customers against infringement claims. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could have a material adverse effect on our business, financial condition and results of operations.
We have applied in the past for patents in relation to the method of operation of incentive marketing programs using electronic means. We cannot assure you that our patent applications will be approved. Moreover, even if approved, they may not provide us with any competitive advantages or may be challenged by third parties. In recent times a number of patents have been granted in this area. Although we are not aware of any issued patent that our product would infringe, legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries and use of electronic data for granting of benefits and rewards are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain.
Corporate and Market Risks
Our trading volume may be low and our share price may be volatile.
We are currently listed on two exchanges, the ASX, in Australia, and the NASDAQ Small Cap Market, in the United States. There can be no assurance that an adequate volume of trading in our shares will be achieved and maintained, on NASDAQ or the ASX, in order to provide liquidity for our investors. Trading in Catuity shares on NASDAQ and the ASX has historically been low but increased significantly in 2005 to an average of 266,864 per day, while the average was 1,937 shares per day in 2004.
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
Complying with NASDAQ’s continued listing requirements.
We have experienced difficulty in the past maintaining all of NASDAQ’s continued listing requirements, due to the small size of our Company. The requirements for continued listing on the NASDAQ SmallCap Market are as follows:
(1) either (a) stockholders’ equity of $2,500,000, (b) net income in the most recently completed fiscal year or in two of the last three years of $500,000, or (c) market capitalization of $35,000,000;
(2) a public float of 500,000 shares;
(3) a market value of public float of $1,000,000;
(4) a minimum bid price of $1.00 per share;
(5) at least two market makers;
(6) at least 300 round lot stockholders
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
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, the FASB recently enacted SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which we adopted effective January 1, 2006. As a result, because SFAS 123(R) requires the expensing of share based payments, it will have an adverse effect on our reported financial results.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Catuity, Inc.
Livonia, Michigan
We have audited the accompanying consolidated balance sheets of Catuity, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catuity, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
BDO SEIDMAN, LLP
Troy, Michigan
March 24, 2006

CATUITY INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$958,746	$2,560,683
Short term investments	2,245,839	—
Accounts receivable-trade, less allowance of $122,000 in 2005, and $5,000 in 2004	543,200	36,211
Restricted cash	81,443	116,012
Work in process	39,760	—
Prepaid expenses and other	159,797	127,429

Total Current Assets	4,028,785	2,840,335

Long Term Assets:
Property and equipment, net	273,941	162,780
Goodwill	3,004,667	—
Other intangible assets, net	1,811,752	—

Total Long Term Assets	5,090,360	162,780

Total Assets	$9,119,145	$3,003,115

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$175,643	$150,584
Deferred revenue	114,721	266
Accrued compensation	98,160	278,250
Taxes, other than income	98,330	9,669
Other accrued expenses	150,412	77,539
Trust liability	81,443	91,722

Total Current Liabilities	718,709	608,030

Long Term Liabilities:
Leasing Liability	4,861	—
Accrued compensation	56,009	39,183

Total Long Term Liabilities	60,870	39,183

Shareholders’ Equity:
Common stock — $.001 par value; Authorized – 6,666,667 shares: 2,111,807 shares issued and 2,069,039 shares outstanding, 778,184 issued and outstanding in 2004	2,112	778
Preferred stock — $0.001 par value; Authorized – 666,667 shares	—	—
Additional paid-in capital	45,797,503	36,603,127
Shareholder loans	(16,738)	(79,533)
Deferred equity compensation	(131,566)	—
Foreign currency translation adjustment	(65,589)	96,656
Accumulated deficit	(37,246,156)	(34,265,126)

Total Shareholders’ Equity	8,339,566	2,355,902

Total Liabilities and Shareholders’ Equity	$9,119,145	$3,003,115

See accompanying notes to consolidated financial statements

CATUITY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31
	2005	2004
Revenues:
Processing and Service	$839,645	$467,533
License	141,277	43,200
Project Related	—	248,379

Total revenues	980,922	759,112

Cost of revenue and other operating expenses:
Cost of processing and service revenue	766,219	297,075
Cost of license revenue	21,384	—
Cost of project related revenue	—	103,151
Research and development	728,108	1,282,753
Sales and marketing	592,498	867,362
General and administrative	1,685,152	1,912,999
General and administrative-stock based compensation	155,694	—
Amortization of intangibles	121,549	—

Total costs and expenses	4,070,604	4,463,340

Operating loss	(3,089,682)	(3,704,228)

Interest income	108,652	96,777

Net loss	$(2,981,030)	$(3,607,451)

Net loss per share — basic & diluted	$(2.48)	$(4.64)

Weighted average shares outstanding—basic & diluted	1,203,584	777,226

See accompanying notes to consolidated financial statements

CATUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31
	2005	2004
Cash flows from operating activities:
Net Loss	$(2,981,030)	$(3,607,451)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	155,694	—
Depreciation and amortization	217,751	127,926
In Process Research and Development	205,900	—
Changes in assets and liabilities:
Accounts receivable	(54,770)	365,898
Accounts payable	(167,330)	274,249
Deferred revenue	(78,618)	(110,295)
Accrued expenses and other liabilities	(344,740)	(346,194)
Other assets	245,453	134,683

Net cash used in operating activities	(2,801,690)	(3,161,184)

Cash flows from investing activities:
Purchase of property and equipment	(52,691)	(71,492)
Sale of Assets	—	4,253
Short Term Investments	(2,245,839)	—
Acquisition net of cash acquired	(2,810,280)	—

Net cash used in investing activities	(5,108,810)	(67,239)

Cash flows from financing activities:
Issue of common stock, net of expenses	6,460,184	14,057
Repayment of fractional shares related to reverse stock split	(1,104)	(2,136)

Net cash provided by financing activities	6,459,080	11,921
Foreign exchange effect on cash	(150,517)	8,357

Net increase/(decrease) in cash and cash equivalents	(1,601,937)	(3,208,145)
Cash and cash equivalents, beginning of period	2,560,683	5,768,828

Cash and cash equivalents, end of period	$958,746	$2,560,683

Non cash investing & financing activities:
Shares Issued in Acquisition	$2,512,000	$—

See accompanying notes to consolidated financial statements

CATUITY, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock					Foreign		Total
	(at par)		Additional	Deferred	Shareholder	Currency	Accumulated	Shareholders’
	Shares	Amount	Paid In Capital	Comp	Loans	Translation	Deficit	Equity
Balances at December 31, 2003	776,374	$776	$36,979,841	—	$(468,166)	$88,299	$(30,657,675)	$5,943,075
Issuance of common stock	1,810	2	14,055					14,057
Repayment of fractional shares related to stock split			(2,136)					(2,136)
Adjust shareholder loan to current fair market value			(388,633)		388,633
Net loss							(3,607,451)	(3,607,451)

Foreign currency translation						8,357		8,357

Comprehensive loss								(3,599,094)

Balances at December 31, 2004	778,184	$778	$36,603,127	—	($79,533)	$96,656	($34,265,126)	$2,355,902
Issuance of common stock
Exercise of options	1,282	1	6,300					6,301
Restricted Stock Granted	42,768	43	242,200	(242,243)				—
Capital Raise & Acquisition Shares	1,305,000	1,305	8,964,758					8,966,063
Stock Option Expense			45,017					45,017
Deferred Stock Compensation				110,677				110,677
Repayment of fractional shares related to stock split			(1,104)					(1,104)
Adjust shareholder loan to current fair market value			(62,795)		62,795			—
Buyback of shares	(15,427)	(15)						(15)
Net loss							($2,981,030)	(2,981,030)
Foreign currency translation						(162,245)		(162,245)

Comprehensive loss								(3,143,275)

Balances at December 31, 2005	2,111,807	$2,112	$45,797,503	($131,566)	($16,738)	($65,589)	($37,246,156)	$8,339,566

See accompanying notes to consolidated financial statements

NOTE 1. DESCRIPTION OF BUSINESS
Catuity provides loyalty and gift card processing and services to retailers which are designed to increase their profitability at the Point of Sale (POS). The Company hosts, on an Application Service Provider (ASP) basis, its unique system that provides for the processing of member-based loyalty and gift card programs that can deliver customized discounts, promotions, rewards and points-based programs. These programs are designed to help retailers find, keep and profit from their best customers.
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
REVENUE RECOGNITION
The three distinct revenue streams that result from the Company’s business activities are processing & service revenue, license revenue and project related revenue.
Processing and Service Revenue: Processing and service revenue includes training, consulting, installation support, post-installation support, maintenance fees and application processing/hosting. Training, consulting, installation support and post-installation support are generally billed on a time and material basis and revenue is recognized as the service is provided. Maintenance revenues are recognized ratably over the maintenance term. Application processing/hosting is generally recognized as revenue in the month that the services are performed. Payments for service revenues are generally not refundable.
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
Project Related Revenue: Project related revenue includes integration, customization and miscellaneous project related fees for work performed for a customer to deploy or modify the Company’s loyalty and gift card applications. Project related revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts using the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on hours incurred as a proportion of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. The Company generally does not provide for a right of return in its project related contracts.
Deferred Revenue: Revenue is deferred for any undelivered elements and is recognized upon product delivery or when the service has been performed.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.
CASH AND CASH EQUIVALENTS
The Company considers all cash and highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
SHORT TERM INVESTMENTS
The Company invests in short-term commercial paper with an original maturity greater than three months. At December 31, 2005 there was no difference between cost and fair value. The Company places its cash with high credit qualified institutions.
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
CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and Accounts Receivable. The Company places its cash with high credit qualified institutions. At times, the amount of cash on deposit in banks may be in excess of the respective financial institution’s FDIC insurance limit. The risk with respect to Accounts Receivable and major customers is mitigated by our customer evaluations along with the short duration of our collection terms.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets (which range from three to ten years).
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
The Company accounts for foreign currency exchange gains or losses on inter-company transactions in accordance with SFAS No. 52. Transactions occurring between the Company’s U.S. and Australian offices are considered to be of a long-term investment nature as settlement is not anticipated in the foreseeable future. Inter-company balances are eliminated and do not appear on the consolidated financial statements of the Company. Any gain or loss on the inter-company balance caused by foreign currency translation adjustments is shown in the equity section of the balance sheet and is not included in determining net profit/ (loss).
GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets. Goodwill amounts are not amortized, but will be tested for impairment at least annually. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from 5 to 30 years. The carrying amount of these assets will be reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We did not recognize any goodwill or intangible asset impairment charges in 2005.
BUSINESS COMBINATIONS
The acquisition, discussed in Note 6, has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141, Business Combinations.
RESEARCH AND DEVELOPMENT
All research and development costs are expensed as incurred. The Company did not incur any costs eligible for capitalization under FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable-trade, and accounts payable approximate their fair values.
INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that it expects is more likely than not to be realized.
STOCK-BASED COMPENSATION
The Company accounts for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock-Based Compensation” (“SFAS No. 123 (R)”). The Company adopted SFAS No. 123 (R) on January 1, 2006 which will have a significant impact on earnings.
Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been reported as follows:

	YEAR ENDED DECEMBER 31
	2005	2004
Net Loss as Reported	$(2,981,030)	$(3,607,451)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	259,989	47,224

Pro forma net loss	$(3,241,019)	$(3,654,675)

Loss per share:
basic & diluted – as reported	$(2.48)	$(4.64)

Pro forma basic & diluted loss per share	$(2.69)	$(4.70)

For disclosure purposes, the fair value of stock based compensation was computed using the Black-Scholes option pricing model with the following weighted average assumptions used for 2005 and 2004 grants:

	DECEMBER 31
	2005	2004
Risk Free Interest Rate	3.00%	2.00%
Expected Dividend Yield	—	—
Expected Lives (years)	1.00	1.13
Expected Volatility	0.968	0.862

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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004 and 2005), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We will adopt SFAS 123(R) effective as of the first quarter of 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our reported financial results. The level of impact on the Company’s financial statements will depend, in part, on future grant awards. We have not yet assessed the level of impact to be able to quantify the adverse effect.
NOTE 3. PROPERTY AND EQUIPMENT
Property and equipment consists of:

	DECEMBER 31
	2005	2004
Computer equipment	$858,821	$558,759
Leasehold improvements	65,431	69,912
Office furniture and equipment	98,536	99,622
Capital Leases	67,575	—

	$1,090,363	$728,293

Less accumulated depreciation	(816,422)	(565,513)

	$273,941	$162,780

NOTE 4. COMMITMENTS AND CONTINGENCIES
In September, 2005 the Company entered into employment agreements with Chris Leach, the CEO of Loyalty Magic, John H. Lowry, the CFO of Catuity Inc and Alfred H. Racine III, the CEO of Catuity Inc. The agreements expire on December 31, 2007, July 1, 2007, and September 30, 2007 respectively. Under the terms of the three agreements, in the event the employment of all three individuals is terminated by the Company without cause, the Company is committed to an aggregate amount of a maximum of $414,000 in severance payments. Contractually, Mr. Racine’s severance is only paid in the event of a change in control of the company.
Additionally, a former employee has alleged that she is owed severance and has threatened legal action. We believe the claim to be without merit and cannot estimate the potential costs, if any. We do not expect this to have a material impact on future results.
NOTE 5. SHAREHOLDERS’ EQUITY
REVERSE STOCK SPLIT
On November 1, 2004, the Company held a special shareholders meeting in Sydney Australia for the purpose of seeking support of a majority of all shares outstanding for a reverse stock split, also known as a share consolidation. The reverse stock split became necessary to bring the Company into compliance with NASDAQ’s on-going listing rule requiring that shares on NASDAQ trade above $1.00. The proposal passed, authorizing the Board to effect a split. Immediately after the special shareholder meeting, the Board of Directors unanimously authorized a 1 for 15 reverse split effective on November 12, 2004, the earliest date that trading could begin in the post-reverse shares. The earnings per share and all other appropriate data have been restated to reflect the reverse split.

RESTRICTED STOCK
37,500 shares of restricted stock were granted in 2005 under the Employee Restricted Stock Plan and 5,268 shares of restricted stock were granted in 2005 under the Director Restricted Stock Plan. The shares are valued at the closing price of the shares on the date of grant. The amount attributable to these shares is reflected in the Additional Paid-In Capital account and in the Deferred Compensation – Restricted Stock account in the Stockholder’s equity section of the balance sheet. Deferred Compensation is expensed on a monthly basis, over the respective vesting periods of the stock grants, and began in October, 2005. The Plans are limited so that no more than 267,000 Restricted Stock shares may be outstanding under the Employee Plan and no more than 50,000 Restricted Stock shares may be outstanding under the Director Plan.
LIMITED RECOURSE LOANS
In 1995 and 1996, the Company issued loans to a former Australian director and certain executive employees for the purpose of purchasing shares of the Company’s stock. The Company’s recourse for repayment of the loans is limited to after-tax dividends and proceeds from the disposal of the shares. In 1999, $75,000 AUD of the director’s loan was repaid ($48,000 USD at the exchange rate in effect on the date of the transaction) related to the sale of 1,667 shares. In the fourth quarter of 2003, approximately $60,750 AUD of the director’s loan was repaid ($42,000 USD at the exchange rate in effect on the date of the transaction) related to the sale of 1,350 shares. In each reporting period the Company records a debit or a credit to expense for the loans based on the difference between the loan share grant price and the Company’s share price at the respective period ending balance sheet dates, on a cumulative basis. For the years ended December 31, 2005 and 2004, no credits or debits to expense were recorded. The amount of the loan outstanding is re-valued at each respective balance sheet date if the Company’s period ending fair market price per share is below the price per share at which the loan was made. The offsetting entry is made to additional paid in capital. In October 2005, pursuant to its rights under the former director’s employment agreements and the 1995 Plan under which the loans were made, Catuity completed the buyback of the former director’s loan shares. Since the amount of the loans exceeded the value of the loan shares, no cash was required to complete the buyback
EMPLOYEE STOCK OPTION PLAN
The Company’s shareholders approved the establishment of an Employee Stock Option Plan (“Plan”) at a March 2000 special meeting of shareholders. Under the Plan the Company grants stock options at an exercise price that may be determined by the Board of Directors at the time of issue, but is generally at the closing price of the stock on the date of the grant or the average closing price of the stock for the 30 calendar days preceding the grant date. Option vesting schedules are determined by the Board of Directors at the time of issue, but are generally over one to three years from the date of the grant. Employees must exercise the options within two to six months of terminating their employment with the Company or the options lapse. The Plan is limited so that no more than 300,000 option shares may be outstanding at any time.
DIRECTOR STOCK OPTION PLAN
On May 1, 2001 the Company’s shareholders approved the establishment of a Director Stock Option Plan (“Plan”) effective October 1, 2000 for outside Directors. The Plan is designed to provide a portion of the outside Director’s compensation through stock options. At the July 18, 2005 Annual Meeting, shareholders approved that, under the plan, outside Directors shall receive 2,500 non-qualified option shares on the date they join the Board. In addition, the Board Chairman will receive 3,000 non-qualified option shares, and each other outside Director will receive 2,500 non-qualified option shares, on the last business day in September of each succeeding year for as long as the Director remains on the Board. The option issue price will be the closing price on the grant date, or the closing price on the last trading day preceding the grant date in the event the grant date falls on a weekend or holiday. The options vest on the date of grant and expire after eight years, or six months after the Director ceases to be a member of the Board, whichever occurs first. The Plan is limited so that no more than 58,667 option shares may be outstanding at any one time.
SUMMARY OF STOCK OPTIONS/WARRANTS
The following is a summary of stock and warrant activity:

	NUMBER OF	WEIGHTED AVERAGE
	OPTION	EXERCISE PRICE
	SHARES	PER SHARE
Outstanding at December 31, 2003	79,732	$86.85
Granted	7,179	$5.21
Cancelled/lapsed	(33,281)	53.58
Exercised	—	—

Outstanding at December 31, 2004	53,630	$91.02

	NUMBER OF	WEIGHTED AVERAGE
	OPTION	EXERCISE PRICE
	SHARES	PER SHARE
Granted	182,802	$7.00
Cancelled/lapsed	(29,482)	49.02
Exercised	(1,282)	4.80

Outstanding at December 31, 2005	205,668	$23.16
The weighted average fair value of options/warrants granted during the years ended December 31, 2005 and 2004 were $7.59 and $3.09, respectively. The weighted average fair value is calculated using the Black-Scholes valuation model.
The following is additional information relating to options outstanding as of December 31, 2005:

Options Outstanding				Options Exercisable
			Weighted
			Average
Exercise Price	Number of	Weighted Avg.	Contractual Life	Number of	Weighted Average
Range	Shares	Exercise Price	(Years)	Shares	Exercise Price
$4.05-$4.27	78,914	$4.20	4.59	78,914	$4.20
$5.31-$7.50	38,586	$6.64	3.78	15,222	$7.46
$10.52-$33.60	56,499	$14.68	4.98	16,166	$15.61
$39.60-$178.38	31,669	$106.76	3.29	31,669	$106.76
There were 50,013 options exercisable at December 31, 2004.
The dilutive effect of stock options has not been included in the loss per share calculation, as the effect would be anti-dilutive.
COMMON STOCK
On January 21, 2003 the members of the Board of Directors adopted the Catuity Inc. 2003 Executive Director Stock Purchase Plan (“Plan”) which became effective upon approval by the Company’s shareholders at a March 2003 special meeting of shareholders. Under the Plan, executive directors may elect to purchase shares of the Company’s common stock at the closing price of the stock on the last trading day of each month. The plan automatically terminates on the date all shares approved under the Plan have been purchased unless terminated earlier by the Board of Directors. The maximum number of shares that may be purchased under the plan is 6,667 shares. Pursuant to the terms and conditions of the plan, the plan terminated on August 31, 2004.
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
CAPITAL RAISE
On September 1, 2005, the Company issued 700,000 shares of its common stock to existing Australian shareholders who opted to subscribe for shares, accredited Australian institutional buyers, and certain U.S. accredited institutional investors who purchased shares that were not subscribed for by Australian buyers The shares were sold for A$10.00 per share in Australia and $7.50 per share in the U.S. (A$10.00 per share at a .7500 foreign currency exchange rate). $2,700,000 (A$3,600,000) of the cash raised was used for the cash portion of the purchase price paid for Loyalty Magic. The remaining cash will be used by the Company for working capital purposes. All U.S. dollar amounts shown above were determined using a foreign currency exchange rate between the Australian and U.S. dollar of .7500.
Additionally, the Company completed a second, smaller capital raising on September 19, 2005 for $2,025,000 (270,000 shares of common stock) on the same terms as the September 1, 2005 capital raise. This offering was completed on September 19, 2005 and was done under an exemption from registration pursuant to Regulation D of the United States Securities Act
The Company paid approximately $821,000 (A$1,095,000) in brokerage commissions and other fees for the two capital raises.

NOTE 6. ACQUISITION
On September 1, 2005 Catuity Inc. completed the acquisition of all of the outstanding shares of Loyalty Magic Pty. Ltd. (Loyalty Magic), headquartered in Melbourne Australia. The Shareholders of Loyalty Magic received $2,700,000 (A$3,600,000) in cash and 335,000 shares of Catuity common stock in consideration for Loyalty Magic. The shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act of the United States. Loyalty Magic is now a wholly-owned subsidiary of Catuity. The acquisition of Loyalty Magic was reflected in the consolidated financial statements of the Company beginning September 1, 2005 and has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141, Business Combinations. Catuity’s financial statements reflect twelve months of Catuity’s operations and four months of Loyalty Magic’s operations.
The Company, as part of its turnaround strategy, determined that the acquisition of Loyalty Magic and its combination with our company would create a stronger, more competitive industry participant, based on potential benefits that include: (1) the complementary nature of the companies’ markets, products, technologies and customers; (2) the more diversified portfolio of products that will result from the combination of the companies; (3) the opportunity to accelerate revenue growth as a result of being able to offer Loyalty Magic’s products to Catuity’s customers and prospective customers and to offer Catuity’s products to Loyalty Magic’s customers and prospective customers; (4) the potential ability of the combined company to effectively develop new products and improve existing products by sharing technologies and intellectual property; (5) the expansion of our presence in new and current markets; (6) the development of an international platform for future acquisitions as and when attractive opportunities arise; and (7) the management team in place at Loyalty Magic
Although the transaction generated a significant amount of goodwill, the Company believes that the combination of the two entities will generate sufficient positive results to justify these amounts. This is based on our evaluation of the experience and skill of the Loyalty Magic personnel, the potential of the existing customer base and the future potential of the Loyalty Magic sales pipeline.
The purchase price (In US Dollars) has been tentatively allocated as follows:

Condensed Balance Sheet

Current Assets	$840,865
Long Term Assets	164,330
Other Intangible Assets & In-process R&D	2,139,200
Goodwill Including Acquisition Cost	3,004,667

Total Assets	6,149,062
Liabilities	(680,835)

Purchase Price	$5,468,227

Transaction Cash & Equity

Cash Paid to Loyalty Magic Shareholders	$2,700,000
Shares of Catuity Stock @ $7.50*	2,512,000
Acquisition and Other Costs	256,227

Purchase Price	$5,468,227

*	The shares were valued at the price used for the public offering, or $7.50 per share, that was completed on the same day as the acquisition. Management determined that this represented the fair value of the shares at the time the transaction was finalized, due to the size of the capital raise, the number of shares issued and the high volatility of our stock price.
The purchase price allocation is preliminary and has not been finalized as we are still working with an outside consultant on intangible asset allocation. The Company is currently evaluating the extent of amortizable intangibles acquired and, for purposes of the pro forma results has estimated that $1,933,300 of the purchase price will be amortizable intangibles (primarily trademarks – 30 year life, customer contracts – 5 year life, customer relationships - 10 year life, proprietary software – 5 year life and non-compete agreements – 5 year life. The weighted average amortization period is 13 years for amortizable intangibles). Trademarks and the Non Compete Agreement are amortized on a straight line (SL) basis over the estimated useful life in years. Software, Customer Contracts and Customer relationships are amortized over the estimated useful life in years and the amortization expense amount is based on the expected annual cash flows (CF) of the respective category. In Process Research and Development (IPR&D) of $205,900 was expensed on the acquisition date and charged to Research & Development.
The following table details the anticipated amortization of the intangibles:

									2111 to
Annual Totals	Value	Method	2005	2006	2007	2008	2009	2010	2029
Trademarks	$566,700	SL	$6,296	$18,888	$18,888	$18,888	$18,888	$18,888	$465,964
Software	644,800	CF based	49,887	166,236	163,764	137,580	92,604	34,729	—
Customer Contracts	285,100	CF based	30,991	80,580	69,888	52,140	35,028	16,473	—
Customer Relationships	278,400	CF based	23,823	48,168	43,092	38,028	32,952	27,888	64,449
Non-compete agreements	158,300	SL	10,552	31,656	31,656	31,656	31,656	21,124	—

Totals	$1,933,300		$121,549	$345,528	$327,288	$278,292	$211,128	$119,102	$530,413
The amortization of Goodwill and Other Intangible Assets associated with the transaction are currently not deductible for tax purposes, although the Company is still investigating strategies that could be used to deduct these items as “Section 197” intangibles under the applicable IRS codes.
Pro forma information for the Company and Loyalty Magic as if the acquisition had been completed on January 1, 2004 is as follows:

	YTD 12/31/2005	YTD 12/31/2004
	(unaudited)	(unaudited)
Revenue	$2,377,192	$2,833,315
Net Loss	($3,702,618)	($4,229,770)
Earnings per share	$(1.79)	$(2.04)
NOTE 7. INCOME TAXES
The components of profit/ (loss) before income taxes and extraordinary items consisted of the following:

	YEAR ENDED DECEMBER 31
	2005	2004
Domestic	($3,350,057)	($4,251,120)
Foreign	369,027	643,669

Loss before income taxes	($2,981,030)	($3,607,451)

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

	YEAR ENDED DECEMBER 31
	2005	2004
Income taxes at statutory tax rate	$(1,013,550)	$(1,226,533)
Variable stock compensation	—	—
Utilization of operating loss carryforward	(110,708)	(193,101)
Valuation allowance	1,139,019	1,445,381
Other	(14,761)	(25,747)

Provision for income taxes	$—	$—

The statutory tax rate was 34% in the United States and 30% in Australia for the years ended December 31, 2005 and 2004. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	DECEMBER 31
	2005	2004
Deferred tax assets:
Net operating loss carry-forwards	$12,059,673	$11,579,661
Other	108,188	48,068

Total deferred tax assets	12,167,861	11,627,729
Deferred tax liabilities:
Intangibles	(616,080)	—

Total deferred tax liabilities	(616,080)	—
Valuation allowance	(11,551,781)	(11,627,729)

Total net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully reserved by a valuation allowance.
As of December 31, 2005, the Company had net operating loss carry-forwards of $21,590,000 expiring in various amounts in 2020 and 2021 in the United States and $15,730,000 in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997. Utilization of the net operating loss carry-forwards in the United States are subject to limits due to continuity of ownership tests under Section 382 of the Internal Revenue Service Code.
NOTE 8. DEFINED CONTRIBUTION PLAN
On behalf of its Australian employees, the Company contributes a government mandated percentage of each employee’s gross salary to a defined contribution plan. The prescribed charge percentage was 9% for the two years ended December 31, 2005 and 2004. The Company’s contributions were $58,339 and $96,111 for the years ended December 31, 2005 and 2004 respectively.
There is a 401-K plan available for employees in the U.S. The Company has not made matching contributions to the 401-K plan to date.
NOTE 9. RESTRICTED CASH
The Company was and continues to be the trustee of a bank account related to the use of its Transcard software product that was discontinued in August 2001. When consumers transferred funds to their cards, the funds were deposited into this trust account. The funds were debited from the account electronically and paid to merchants when transaction information relating to cardholder usage was downloaded from merchants through a central host processing system. The Company is not entitled to the funds other than in specified circumstances such as when cards are inactive or expired. Consequently, an amount corresponding to the trust account balance is recorded as a current liability. The trust account had an ending balance of $81,443 and $91,722 at December 31, 2005 and 2004, respectively.
On August 31, 2001, in accordance with an agreement between the Company and Westbus Pty. Ltd., the Transcard system was discontinued. As of that date, no additional cards were issued and consumers could no longer use their cards to purchase goods or services. The Company is serving as the administrator to refund all requested prepaid balances remaining on consumers’ cards as of the date the system was discontinued.
In addition, the Company had restricted cash of $0 and $24,290 as of December 31, 2005 and 2004, respectively, related to an amount held as security for an operating lease of our former office in Sydney.
NOTE 10. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
As of December 31, 2005, the Company is organized and operates in one business segment, providing loyalty and gift card processing and services for retailers. The following table shows net revenues and long-lived assets by geographic area.

	2005		2004
	Long-Lived	Net	Long-Lived	Net
	Assets	Revenues	Assets	Revenues
U.S.	$84,906	$77,618	$81,101	$759,112
Australia	189,035	903,304	81,679	—

Total	$273,941	$980,922	$162,780	$759,112

Revenue from two of Loyalty Magic’s customers each exceeded 10% of Catuity’s revenue and, in total, represented approximately 28% of revenue in 2005. In 2004, revenue from two U.S. customers each exceeded 10% of Catuity’s revenue and, in total, represented approximately 86% of revenue.
NOTE 11. MANAGEMENT’S PLANS (UNAUDITED)
In early 2004, management determined it was necessary to substantially revise its corporate strategy away from the smart card market and began work on a new strategic plan. Prior to one of our major client’s decision to discontinue issuing smart cards, the Company had focused its efforts on licensing its existing smart card based loyalty software to large retailers in North America. From its strategic planning efforts, the Company determined that its business focus should be on providing a hosted or customized software solution for tier two chain retailers (and their partners) and on providing services to retailers, merchant service providers, and POS equipment manufacturers for their needs at the point of sale. As a result, the Company’s market focus is on tier two retailers with approximately 50 to 250 stores, looking to improve customer retention, add new customers, and increase each customer’s average spend amount.
The Company also determined that it needed to become active in the mergers and acquisitions market as a means to provide growth in as short a period of time as possible. As a result, in the middle of 2004, the Company began an active effort to identify companies that would represent an appropriate business fit with Catuity’s business, provide positive cash-flow and profits from their operations which resulted in the acquisition of Loyalty Magic in September, 2005.
Catuity’s goal remains to become a consistently profitable company and we believe that Catuity can only become profitable on a monthly basis by the end of calendar year 2006 through the acquisition of one or more profitable US companies that are complementary to our strategy. Our priorities in 2006 focus on three important areas.
Mergers remain important to our strategy, and our goal is to complete at least one acquisition in 2006. Catuity is currently seeking the acquisition of a traditional loyalty services and/or database marketing firm to expand our range of products and services. Catuity’s technology generates a robust stream of information and our prospective clients often rely on others to manage and maximize this type of data.
We believe that the U.S. reseller market is moving to adopt the type of technology that Catuity offers. There is an apparent demand for a turnkey solution for merchants and small chains through re-sellers, including merchant services companies, Independent Sales Organizations, marketing companies and operators of coalition loyalty programs in local markets. This is a good fit for Catuity because we believe that we have an efficient product, an operational service capability that provides turnkey outsourcing to resellers, which gives us the ability to leverage Catuity’s fixed costs faster than by only selling to chain retailers.
Catuity also plans to introduce packaged products to broaden our offering to retailers. Catuity believes that there is demand in the chain world for packaged products. Catuity is also looking at ways to modify these packages for the reseller market. It is important to note that introducing product packages does not require significant new development of our technology.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
There were no disagreements with BDO Seidman, LLP in 2004 or 2005.

Item 8A. Controls and Procedures
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 as of December 31, 2005. The Company’s disclosure controls and procedures are designed to ensure: (1) that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified by the SEC and (2) that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2005. The disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as required on a timely basis. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.
In September 2005, the Company completed the acquisition of Loyalty Magic. We are currently in the process of integrating Loyalty Magic’s operations and evaluating its processes and controls.
Except as discussed in the above paragraph, there has not been any change in the Company’s internal controls during the 4th quarter ending December 31, 2005 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
16(a) of the Exchange Act
a) The following table sets forth our Directors, Executive Officers, Promoters and Control persons and their ages as of February 28, 2006.

Name	Age	Position(s)
Alexander S. Dawson	62	Chairman (1), (2), (3)
Alfred H.(John) Racine III	41	Director, President and Chief Executive Officer
Geoffrey C. Wild	66	Director (1), (3)
Donald C. Campion	57	Director (1), (2)
Clifford W. Chapman Jr.	37	Director (2), (3)
John H. Lowry III	58	Vice President, Chief Financial Officer, Treasurer and Secretary
Chris Leach	56	CEO of Loyalty Magic Pty. Ltd. (Australia)

(1) Audit Committee
(2) Compensation Committee
(3) Governance and Nominating Committee
Alexander S. Dawson is our non-executive Chairman of the Board of Directors. He served as the Chairman of CAT, our wholly owned subsidiary, from November 1992 to December 1999. From April 1987 to January 1991, he was Chief Executive Officer of Arnotts Ltd., Australia’s largest biscuit and snack food manufacturing company. From January 1988 to December 1990 he was a member of the Business Council of Australia. He served as Chairman of United Distillers (Australasia) Limited from August 1994 to March 1996. Mr. Dawson is a Fellow of The Institute of Chartered Accountants in Australia, has a Bachelor of Commerce degree from the University of New South Wales and a Master of Business Administration from Columbia University.
Alfred H. (John) Racine III is our President and Chief Executive Officer and is a member of the Board of Directors. Prior to joining Catuity Mr. Racine founded Altamont Partners in Charlottesville, Virginia in 1997. Altamont Partners has advised many of the leading payment organizations in North America and Europe regarding strategic and merger related issues. Prior to his tenure with Altamont Partners, Mr. Racine was a principal at SNL Financial, also in Charlottesville, Virginia, the highly regarded merger and financial analytics provider for the financial services industry. From 1995-1997 Mr. Racine played a key role in SNL’s emergence as a market leader in the face of larger, established competitors. Prior to that he spent five years in a variety of operational and strategic roles in the financial services division at Thomson Financial. Before spending the last 14 years working in the financial services and payments industries Mr. Racine worked in the media industry at leading companies including Ingersoll Publishing Co. and Capital Cities-ABC. He attended Southern Illinois University at Carbondale.
Clifford W. Chapman, Jr. is one of our independent directors and the Chairman of our Compensation Committee. In addition to working with Andersen Consulting and Booz Allen & Hamilton, Mr. Chapman has also played key leadership roles in two high profile successes. Most recently he was the CEO and investor in the turnaround of mindSHIFT Technologies, a managed services provider focused on IT outsourcing for small and medium enterprises. From June 2002 through October 2003 he restructured the sales process, cut costs and acquired three companies to take mindSHIFT to profitability. Prior to MindSHIFT, Mr. Chapman was the VP of Business Integration for AppNet, a full-service Internet professional service and managed hosting company. Prior to AppNet, Mr. Chapman co-founded NMP, a full-service consulting business and managed hosting company. He has also worked with numerous start-up businesses. Mr. Chapman holds an MBA from Columbia Business School and a BS in Computer Engineering from Lehigh University.
Geoffrey C. Wild is one of our independent directors and is Chairman of the Governance and Nominating Committee. He had a distinguished career in advertising and marketing for 30 years and was awarded Australia’s highest honor, the Order of Australia (AM). In 1972, he founded Clemenger Advertising Agency in Sydney and merged with US-based BBDO Group where he oversaw a Pan-Asian expansion strategy through acquisition and start-up. He was Chairman of the Advertising Federation of Australia, chairman of the Advertising Industry Council and is a recognized authority on branding, advertising, marketing and loyalty. Mr. Wild currently serves as the non-Executive Chairman of WPP Holdings (Australia) Pty Ltd, the Group which owns Ogilvy & Mather, J Walter Thompson, Young & Rubicam, Hill & Knowlton and Burson Marsteller. He was a director of TAB Limited and currently serves on the boards of ComOps Limited, and the Arab Bank Australia Limited. He is also a long serving Board member of the PGA (Professional Golf Association) and IBIS World, the business and economic forecasting group. He was awarded the Order of Australia (AM) for his contribution to tourism, business and the Olympics. He is a Fellow of the Advertising Institute (by examination) FAIA, and a Fellow of the Australian Institute of Company Directors FICD.
Donald C. Campion is one of our independent directors and is Chairman of our Audit Committee. Mr. Campion is a member of the Board of Directors for Haynes International and also serves as the Chairman of its Audit Committee and as a member of its Compensation Committee. He is also a member of the Board of Directors of McLeodUSA, Inc., a privately held telecommunications company, where he serves as the Chairman of its Audit Committee. Mr. Campion served as the Chief Financial Officer for VeriFone, North America’s largest point of sale terminal manufacturer. He was also the Chief Financial Officer of several other corporations, including Special Devices, Inc., Cambridge Industries, Inc., Oxford Automotive, Inc., and Delco Electronics Corporation. Previously, Mr. Campion held a variety of Senior Management roles with General Motors and its affiliates. He holds an MBA and a BS in Applied Mathematics from the University of Michigan.
John H. Lowry III has served as our Vice President and Chief Financial Officer since May 2000 and since July 2000, has also served as Secretary and Treasurer. From August 1992 to January 2000, he was Vice President Finance for Kelly Services; a Michigan based publicly held staffing services company, responsible for all financial activities for operations of over 500 staffing offices in 190 cities with annual sales exceeding $800 million. From August 1982 to July 1992 he was Corporate Controller and Senior Financial Officer for Crain Communications, a magazine publishing company in Michigan. Prior to this he was a Senior Manager at Arthur Andersen. He holds a Masters degree in Business Administration and a Bachelor of Engineering degree from the University of Michigan.
Chris Leach is the CEO of Catuity’s Australian subsidiary, Loyalty Magic Pty. Ltd. Since April 2001, Mr. Leach lead the company through a conversion from being a software provider to becoming a loyalty processor that enables programs that affect more than three million consumers in Australia and New Zealand. In addition to his responsibilities in ANZ, Mr. Leach also oversees product innovation for all of Catuity. Prior to Loyalty Magic, he was Managing Director for Global Knowledge Australia, a technical training organization. In the U.S., he was a partner in Key Method, a physical therapy technology company that specialized in industrial therapy and return to work programs. Chris also worked for National Computer Systems (“NCS”, now a Carlson Marketing company) where he designed and implemented marketing & sales programs to sell the NCS products into the vertical markets of medical and human resources information systems. Chris also worked for IBM and the East Asiatic Company in South

Africa. He holds an MBA from Stellenbosch University, plus a Human Resources Management Honours degree and a BA from Witwatersrand University, South Africa.
Each of our directors holds office until the next annual meeting of shareholders or until his successor has been duly elected or qualified or until his earlier death, resignation or removal. Executive Officers are appointed by, and serve at the discretion of, our board of directors. In the case of Mr. Racine however, he will serve as President and Chief Executive Officer until the expiration of his current agreement on September 30, 2007. Mr. Racine’s agreement may be extended for one year by mutual agreement between himself and Catuity.
Our board of directors has an audit committee. The audit committee, among other things, makes recommendations to the board of directors concerning the engagement of independent auditors and monitors the results of our operating and internal controls as reported by management and the independent auditors. The audit committee contains at least one Financial Expert as that term is defined in SEC rules. Disclosure of Catuity’s Financial Expert is incorporated by reference to the section entitled “Report of the Audit Committee of the Board of Directors” of the registrant’s 2006 Proxy Statement.
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
On March 22, 2005, the Board approved the establishment of a Nomination and Governance Committee, which became effective on July 1, 2005. The Nomination and Governance functions, which include selecting qualified individuals for approval by shareholders to serve as members of the Board and developing a set of corporate governance principles applicable to the Company, was previously carried out by the independent members of the Board as part of their Board responsibilities.
b) Compliance with Section 16(a) of the Exchange Act
Incorporated by reference to the section entitled “Compliance with SEC Reporting Requirements” of the registrant’s 2006 Proxy Statement.
c) Code of Ethics
Incorporated by reference to the section entitled “Ethics and Code of Conduct” of the registrant’s 2006 Proxy Statement.
Item 10. Executive Compensation
Incorporated by reference to the section entitled “Director Compensation” and the section entitled “Summary Compensation Table” of the registrant’s 2006 Proxy Statement.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference to the section entitled “Ownership of Securities” of the registrant’s 2006 Proxy Statement.
Item 12. Certain Relationships and Related Transactions
Incorporated by reference to the section entitled “Certain Relationships and Related Transactions” of the registrant’s 2006 Proxy Statement.
Item 13. Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Catuity shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number	Description
3(a)	Registrant’s Certificate of Incorporation, which appears as Exhibit 3.3 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3(b)	Registrant’s Certificate of Amendment to the Certificate of Incorporation, which appears as Exhibit 3.4 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3(c)	Registrant’s By-Laws, which appears as Exhibit 3.5 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3(d)	Certificate of Registration of Card Technologies Australia Limited, which appears as Exhibit 3.1 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3(e)	Certificate of Registration on change of name from Card Technologies Australia Limited to Chip Application Technologies Limited, which appears as Exhibit 3.2 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3(f)	Bylaws of Catuity Inc. (formerly Novatec Inc.) as amended June 25, 2001, which appears as Exhibit 3(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.

3(g)	Bylaws of Catuity Inc. (formerly Novatec Inc.) as amended effective September 1, 2004, which appears as Exhibit 3(g) to Registrant’s Form 10-Q for the quarter ended June 30, 2004, which is incorporated herein by reference.

3(h)	Certificate of Amendment of Amended Certificate of Incorporation of Catuity Inc. which appears as Exhibit 3(h) to Registrant’s Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.

10(a)	Registrant’s 2000 Director Stock Option Plan, which appears as Exhibit 4.2 to Registrant’s Form S-8 filed December 20, 2000, which is incorporated herein by reference.*

10(b)	Employment agreement of John H. Lowry III, which appears as Exhibit 10.10 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.*

10(c)	Amendment to John H. Lowry III Employment Agreement with Catuity Inc., which appears as Exhibit 10(d-1) to Registrant’s Form 10-Q for the quarter ended June 30, 2004, which is incorporated herein by reference. *

10(d)	Form of Indemnification Agreement, which appears as Exhibit 10.24 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

10(e)	Form of Stock option Plan and Form of Stock Option Agreement under Plan, which appears as Exhibit 10.25 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.*

10(f)	Catuity Inc. 2000 Director Stock Option Plan as approved by the Shareholders of Catuity Inc. on May 23, 2001, which appears as Exhibit 10.2(bb) to Registrant’s Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.*

10(g)	Amendment to Stock Option Plan, as approved by the Shareholders of Catuity Inc. on May 24, 2001, which appears as Exhibit 10(s) to Registrant’s Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. *

10(h)	Consulting agreement between Visa U.S.A. and Catuity Inc., signed November 17, 2000, which appears as Exhibit 10(t) to Registrant’s form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

10(i)	Catuity Inc. 2002 Executive Stock Purchase Plan, which appears as Exhibit 4.1 to Registrant’s Form S-8 filed December 6, 2002, which is incorporated here in by reference.*

10(j)	Catuity Inc. 2003 Executive Director Stock Purchase Plan, which appears as Exhibit 10(v) to Registrant’s Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.*

10(k)	Employment Agreement of Alfred H. Racine , with Catuity Inc. dated September 23, 2004., which appears as exhibit 10(w) to Registrant’s Form 8-K filed September 28, 2004, which is incorporated herein by reference. *

10(l)	Nonqualified Stock Option Agreement with Alfred H. Racine approved by the Shareholders of Catuity Inc. on July 18, 2005, which appears as Appendix A to Registrant’s proxy dated June 6, 2005, which is incorporated herein by reference.*

10(m)	Catuity Inc. 2005 Employee Restricted Stock Plan approved by the Shareholders of Catuity Inc. on July 18, 2005, which appears as Appendix B to Registrant’s proxy dated June 6, 2005, which is incorporated herein by reference.*

10(n)	Catuity Inc. 2005 Nonemployee Director Restricted Stock Plan approved by the Shareholders of Catuity Inc. on July 18, 2005, which appears as Appendix C to Registrant’s proxy dated June 6, 2005, which is incorporated herein by reference.*

10(o)	Amendment dated September 21, 2005 to Alfred H. Racine employment agreement with Catuity Inc. dated September 23, 2004, which appears as exhibit 10(a) to Registrant’s Form 10-Q for the quarter ended September 30, 2005, which is incorporated herein by reference.*

10(p)	Amendment dated September 21, 2005 to John H. Lowry employment agreement with Catuity Inc. dated April 18, 2000, which appears as exhibit 10(b) to Registrant’s Form 10-Q for the quarter ended September 30, 2005, which is incorporated herein by reference.*

10(q)	Agreement between Catuity Inc. and MIA Pty. Ltd. and Chris Leach, individually for Management services dated August 31, 2005, which appears as exhibit 10(c) to Registrant’s Form 10-Q for the quarter ended September 30, 2005, which is incorporated herein by reference.*

10(r)	Amendment dated December 21, 2005, to Alfred H. Racine III Employment Agreement With Catuity Inc. Dated September 23, 2004 As Amended Effective September 7, 2005.*

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant, which appears as exhibit 16.1 to Registrant’s Form 8-K dated September 24, 2004.

21	Subsidiaries of Registrant as of March 31, 2006.

23.1	Consent of Independent Accountants-BDO SEIDMAN, LLP

24	Powers of Attorney Contained on Page 40 of this Annual Report on Form 10-KSB

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Alfred H. Racine, the Registrant’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by John H. Lowry, the Registrant’s Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Racine and John H. Lowry

99.1	Audit Committee Charter, which appears as Exhibit 99.1 to Registrant’s Form 10-Q filed November 14, 2000, which is incorporated herein by reference.

99.2	Catuity Inc. Audit Committee charter as amended October 22, 2001, which appears as exhibit 99.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference

99.3	Catuity Inc. Audit Committee charter as amended March 11, 2004, which appears as exhibit 99.3 to Registrant’s Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.

99.4	Catuity Inc. Compensation Committee charter as amended March 11, 2004, which appears as exhibit 99.4 to Registrant’s Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services
Incorporated by reference to the section entitled “Principal Accountant Fees and Services” of the registrant’s 2006 Proxy Statement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006		CATUITY INC.

	By:	/s/ John H. Lowry
John H. Lowry
Vice President, CFO and Secretary
POWER OF ATTORNEY
     Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints John H. Lowry his or her attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Alexander S. Dawson	Chairman and Director	March 31, 2006

Alexander S. Dawson

/s/ Alfred H. Racine	President, CEO and Director	March 31, 2006

Alfred H. Racine

/s/ Clifford Chapman	Director	March 31, 2006

Clifford Chapman

/s/ Geoffrey C. Wild	Director	March 31, 2006

Geoffrey C. Wild

/s/ Donald C. Campion	Director	March 31, 2006

Donald C. Campion

/s/ John H. Lowry	Vice President, CFO and Secretary	March 31, 2006

John H. Lowry

EXHIBIT INDEX

EX No.	DESCRIPTION
10(r)	Amendment dated December 21, 2005, to Alfred H. Racine III Employment Agreement With Catuity Inc. Dated September 23, 2004 As Amended Effective September 7, 2005.*

21	Subsidiaries of Registrant as of March 31, 2006

23.1	Consent of Independent Accountants-BDO SEIDMAN, LLP

24	Powers of Attorney Contained on Page 40 of this Annual Report on Form 10-KSB

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Alfred H. Racine, the Registrant’s Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by John H. Lowry, the Registrant’s Chief Financial Officer.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Racine and John H. Lowry

99.1	Audit Committee Charter, which appears as Exhibit 99.1 to Registrant’s Form 10-Q filed November 14, 2000, which is incorporated herein by reference.

99.2	Catuity Inc. Audit Committee charter as amended October 22, 2001, which appears as exhibit 99.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2001, which is incorporated herein by reference

99.3	Catuity Inc. Audit Committee charter as amended March 11, 2004, which appears as exhibit 99.3 to Registrant’s Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.

99.4	Catuity Inc. Compensation Committee charter as amended March 11, 2004, which appears as exhibit 99.4 to Registrant’s Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.