Form 10QSB
period 2006-03-31
CATUITY INC
filed 2006-05-15
CIK 1109740

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 2006.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _______

                          Commission File No: 000-30045

                                  CATUITY INC.
             (Exact Name of Registrant as specified in its charter)

           Delaware                                             38-3518829
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

37650 Professional Center Drive, Suite 145A
                Livonia, MI                                        48154
  (Address of principal executive offices)                      (Zip Code)

               Registrant's telephone number, including area code:
                                 (734) 779-9000

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common stock outstanding - 2,074,039 shares as of May 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                  CATUITY INC.
                                   FORM 10-QSB
                                      INDEX

Part I. FINANCIAL INFORMATION.............................................    3
   Item 1. Financial Statements...........................................    3
      Consolidated balance sheets - March 31, 2006 and December 31, 2005..    3
      Consolidated statements of operations - Three months ended
         March 31, 2006 and 2005..........................................    4
      Consolidated statements of cash flows - Three months ended
         March 31, 2006 and 2005..........................................    5
      Notes To Consolidated Financial Statements March 31, 2006...........    6
   Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   10
   Item 3. Controls and Procedures........................................   13
PART II OTHER INFORMATION.................................................   15
   Item 1. Legal Proceedings..............................................   15
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds....   15
   Item 3. Defaults Upon Senior Securities................................   15
   Item 4. Submission of Matters to a Vote of Security Holders............   15
   Item 5. Other information..............................................   15
   Item 6. Exhibits.......................................................   15
SIGNATURES AND CERTIFICATIONS.............................................   15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31      DECEMBER 31
                                                                 2006           2005
                                                             ------------   ------------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $  2,505,560   $    958,746
   Short term investments                                              --      2,245,839
   Accounts receivable-trade, less allowance of
      $134,000 in 2006, and $122,000 in 2005                      461,234        543,200
   Restricted cash                                                 78,618         81,443
   Work in process                                                 15,473         39,760
   Prepaid expenses and other                                     142,619        159,797
                                                             ------------   ------------
TOTAL CURRENT ASSETS                                            3,203,504      4,028,785
LONG TERM ASSETS:
   Property and equipment, net                                    267,023        273,941
   Goodwill                                                     3,004,667      3,004,667
   Other intangible assets, net                                 1,726,630      1,811,752
                                                             ------------   ------------
TOTAL LONG TERM ASSETS                                          4,998,320      5,090,360
TOTAL ASSETS                                                 $  8,201,824   $  9,119,145
                                                             ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                          $    171,066   $    175,643
   Deferred revenue                                               118,523        114,721
   Accrued compensation                                           171,494         98,160
   Taxes, other than income                                        74,786         98,330
   Other accrued expenses                                         156,851        150,412
   Trust liability                                                 78,619         81,443
                                                             ------------   ------------
TOTAL CURRENT LIABILITIES                                         771,339        718,709
LONG TERM LIABILITIES:
   Leasing Liability                                                   --          4,861
   Accrued compensation                                            56,151         56,009
                                                             ------------   ------------
TOTAL LONG TERM LIABILITIES
                                                                   56,151         60,870
SHAREHOLDERS' EQUITY:
   Common stock - $.001 par value; Authorized -
      6,666,667 shares: 2,114,928 shares issued and
      2,074,039 shares outstanding,
      2,111,807 shares issued and 2,069,039 outstanding in
         2005                                                       2,115          2,112
      Preferred stock - $0.001 par value; Authorized -
         666,667 shares                                                --             --
  Additional paid-in capital                                   45,855,531     45,797,503
  Shareholder loans                                               (11,134)       (16,738)
  Deferred equity compensation                                   (120,960)      (131,566)
  Foreign currency translation adjustment                         (77,716)       (65,589)
  Accumulated deficit                                         (38,273,502)   (37,246,156)
                                                             ------------   ------------
TOTAL SHAREHOLDERS' EQUITY                                      7,374,334      8,339,566
                                                             ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  8,201,824   $  9,119,145
                                                             ============   ============

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                           -----------------------
                                                               2006         2005
                                                           -----------   ---------
REVENUES:
   Processing                                              $   347,582   $      --
   Service                                                     114,585      19,660
   License                                                      18,280      12,600
                                                           -----------   ---------
TOTAL REVENUES                                                 480,447      32,260
COST OF REVENUE AND OTHER OPERATING EXPENSES:
   Cost of processing revenue                                  381,146          --
   Cost of service revenue                                      72,035      18,266
   Cost of license revenue                                          --       1,189
   Cost of revenue - amortization of intangibles                41,559          --
   Cost of revenue - stock based compensation                   20,232          --
   Research and development                                    135,980     131,916
   Sales and marketing                                         225,395     144,359
   Sales and marketing  - amortization of intangibles           32,187          --
   General and administrative                                  492,571      354,927
   General and administrative - stock based compensation       126,384          --
   General & administrative - amortization of
      intangibles                                               12,636          --
                                                           -----------   ---------
TOTAL COSTS AND EXPENSES                                     1,540,125     650,657
                                                           -----------   ---------
OPERATING LOSS                                              (1,059,678)   (618,397)
INTEREST INCOME                                                 32,334      24,256
                                                           -----------   ---------
NET LOSS                                                   $(1,027,344)  $(594,141)
                                                           ===========   =========
NET LOSS PER SHARE - BASIC & DILUTED                       $     (0.49)  $   (0.76)
                                                           ===========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC & DILUTED          2,111,807     778,184
                                                           ===========   =========

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                       ------------------------
                                                           2006         2005
                                                       -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $(1,027,344)  $ (594,141)
Adjustments used to reconcile net loss to net
   cash used in operating activities:
   Stock based compensation                                139,106           --
   Depreciation and amortization                           103,611       20,254
   In Process Research and Development                          --           --
Changes in assets and liabilities:
   Accounts receivable                                      81,966       11,359
   Accounts payable                                         (4,577)      20,712
   Deferred revenue                                          3,802           --
   Accrued expenses and other liabilities                  (16,168)    (176,425)
   Other assets                                             43,033       13,125
                                                       -----------   ----------
Net cash used in operating activities                     (676,571)    (705,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (10,311)          --
   Sale of Assets                                               --           --
   Short Term Investments                                2,245,839           --
   Acquisition net of cash acquired                             --      (80,870)
                                                       -----------   ----------
Net cash used in investing activities                    2,235,528      (80,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issue of common stock, net of expenses                       --           --
   Repayment of fractional shares related to reverse
      stock split                                              (16)        (753)
                                                       -----------   ----------
Net cash provided by financing activities                      (16)        (753)
Foreign exchange effect on cash                            (12,127)     (18,706)
                                                       -----------   ----------
Net increase/(decrease) in cash and cash equivalents     1,546,814     (805,445)
Cash and cash equivalents, beginning of period             958,746    2,560,683
                                                       -----------   ----------
Cash and cash equivalents, end of period               $ 2,505,560   $1,755,238
                                                       ===========   ==========

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2006. The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004 and 2005), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We adopted SFAS 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our future financial results. The level of impact on the Company's financial statements will depend, in part, on future grant awards. See note 4 for a description of the expense recorded in the first quarter of 2006 under SFAS 123(R).

3. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/(loss) is summarized as follows:

                                     THREE MONTHS ENDED
                                         MARCH 31,
                                  -----------------------
                                      2006         2005
                                  -----------   ---------
Net loss                          $(1,027,344)  $(594,141)
   Foreign currency translation       (12,127)    (18,706)
                                  -----------   ---------
Total comprehensive loss          $(1,039,471)  $(612,847)
                                  ===========   =========

4. STOCK BASED COMPENSATION

Effective January 1, 2006 under the modified prospective method, the Company adopted the provisions of SFAS 123 (R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123 and 148 for pro forma disclosures. Compensation expense in calendar year 2005 related to stock options continues to be disclosed on a pro forma basis only.

The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                          2006    2005    2004
                          ----   -----   -----
Risk Free Interest Rate   4.50%   3.00%   2.00%
Expected Dividend Yield     --      --      --
Expected Lives (years)     N/A    1.00    1.13
Expected Volatility       1.35   0.968   0.862

Had compensation cost for the plan been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, the effect on the Company's net income (loss) in the three months ended March 31, 2005 would have been the following:

                                                        THREE
                                                        MONTHS
                                                        ENDED
                                                      3/31/2005
                                                      ---------
Net (loss) as reported                                $(594,141)
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards                     (2,644)
                                                      ---------
Pro forma net (loss)                                  $(596,785)
                                                      =========
Net (loss) per share: basic & diluted - as reported   $   (0.76)
                                                      =========
Pro forma basic & diluted (loss) per share            $   (0.77)
                                                      =========

The stock-based employee compensation expense for three months ended March 31, 2006 was $139,106, leaving a remaining unrecognized compensation expense at March 31, 2006 of $1,275,695 to be recognized over a weighted average period of
2.16 years.

5. COMMITMENTS AND CONTINGENCIES

In September, 2005 the Company entered into employment agreements with Chris Leach, the CEO of Loyalty Magic, John H. Lowry, the CFO of Catuity Inc and Alfred H. Racine III, the CEO of Catuity Inc. The agreements expire on December 31, 2007, July 1, 2007, and September 30, 2007 respectively. Under the terms of Mr. Leach's agreement, if Mr. Leach is terminated without cause he will receive 3 months salary which would represent a payment of $37,000. Under the terms of Mr. Lowry's agreement, if Mr. Lowry is terminated without cause he will receive 9 months salary which would represent a payment of $128,000. Under the terms of Mr. Racine's agreement, if Mr. Racine is terminated after a "Change of Control Transaction" he will receive severance in an amount equal to the greater of 12 months salary or the balance of his contract, which as of March 31, 2006 would represent a payment of $388,000. Also under the terms of Mr. Racine's agreement, if Mr. Racine is terminated without cause for any reason, other than a change of control, he will receive 1 month salary which would represent a payment of $21,000.

6. ACQUISITION, CAPITAL RAISINGS, AND PRO FORMA INFORMATION

On September 1, 2005 Catuity Inc. completed the acquisition of all of the outstanding shares of Loyalty Magic Pty. Ltd. (Loyalty Magic), headquartered in Melbourne Australia. The Shareholders of Loyalty Magic received $2,700,000 (A$3,600,000) in cash and 335,000 shares of Catuity common stock in consideration for Loyalty Magic. The shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act of the United States. Loyalty Magic is now a wholly-owned subsidiary of Catuity. The acquisition of Loyalty Magic was reflected in the consolidated financial statements of the Company beginning September 1, 2005 and has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No 141, Business Combinations. Catuity's first quarter 2006 financial statements reflect three months of Loyalty Magic's operations, while the first quarter 2005 financial information does not include any results of Loyalty Magic's operations.

The Company, as part of its turnaround strategy, determined that the acquisition of Loyalty Magic and its combination with our company would create a stronger, more competitive industry participant, based on potential benefits that include: (1) the complementary nature of the companies' markets, products, technologies and customers; (2) the more diversified portfolio of products that will result from the combination of the companies; (3) the opportunity to accelerate revenue growth as a result of being able to offer Loyalty Magic's products to Catuity's customers and prospective customers and to offer Catuity's products to Loyalty Magic's customers and prospective customers; (4) the potential ability of the combined company to effectively develop new products and improve existing products by sharing technologies and intellectual property; (5) the expansion of our presence in new and current markets; (6) the development of an international platform for future acquisitions as and when attractive opportunities arise; and (7) the management team in place at Loyalty Magic.

Although the transaction generated a significant amount of goodwill, the Company believes that the combination of the two entities will generate sufficient positive results to justify these amounts. This is based on our evaluation of the experience and skill of the Loyalty Magic personnel, the potential of the existing customer base and the future potential of the Loyalty Magic sales pipeline.

The purchase price (in US dollars) has been tentatively allocated as follows:

Condensed Balance Sheet                                 Transaction Cash & Equity
Current Assets                             $  840,865   Cash Paid to Loyalty Magic
Long Term Assets                              164,330      Shareholders                    $2,700,000
Other Intangible Assets & In-process R&D    2,139,200   Shares of Catuity Stock @ $7.50*    2,512,000
Goodwill Including Acquisition Cost         3,004,667   Acquisition and Other Costs           256,227
                                           ----------                                      ----------
Total Assets                                6,149,062   Purchase Price                     $5,468,227
Liabilities                                  (680,835)
                                           ----------
Purchase Price                             $5,468,227

* The shares were valued at the price used for the public offering, or $7.50 per share, that was completed on the same day as the acquisition. Management determined that this represented the fair value of the shares at the time the transaction was finalized, due to the size of the capital raise, the number of shares issued and the high volatility of our stock price.

The purchase price allocation is preliminary and is expected to be finalized by the beginning of the third quarter of 2006. The Company is currently evaluating the extent of amortizable intangibles acquired and, for purposes of the pro forma results has estimated that $1,933,300 of the purchase price will be amortizable intangibles (primarily trademarks - 30 year life, customer contracts
- 5 year life, customer relationships - 10 year life, proprietary software - 5 year life and non-compete agreements - 5 year life. The weighted average amortization period is 13 years for amortizable intangibles). Trademarks and the Non Compete Agreement are amortized on a straight line (SL) basis over the estimated useful life in years. Software, Customer Contracts and Customer relationships are amortized over the estimated useful life in years and the amortization expense amount is based on the expected annual cash flows (CF) of the respective category. In Process Research and Development (IPR&D) of $205,900 was expensed on the acquisition date and charged to Research & Development.

The following table details the amortization of the intangibles:

                                                                                                                    2111 to
Annual Totals               Value      Method      2005       2006       2007       2008       2009       2010       2029
                         ----------   --------   --------   --------   --------   --------   --------   --------   --------
Trademarks               $  566,700      SL      $  6,296   $ 18,888   $ 18,888   $ 18,888   $ 18,888   $ 18,888   $465,964
Software                    644,800   CF based     49,887    166,236    163,764    137,580     92,604     34,729         --
Customer Contracts          285,100   CF based     30,991     80,580     69,888     52,140     35,028     16,473         --
Customer Relationships      278,400   CF based     23,823     48,168     43,092     38,028     32,952     27,888     64,449
Non-compete agreements      158,300      SL        10,552     31,656     31,656     31,656     31,656     21,124         --
                         ----------              --------   --------   --------   --------   --------   --------   --------
Totals                   $1,933,300              $121,549   $345,528   $327,288   $278,292   $211,128   $119,102   $530,413
                         ==========              ========   ========   ========   ========   ========   ========   ========

The amortization of Goodwill and Other Intangible Assets associated with the transaction are currently not deductible for tax purposes, although the Company is still investigating strategies that could be used to deduct these items as "Section 197" intangibles under the applicable IRS codes.

Pro forma information for the Company and Loyalty Magic as if the acquisition had been completed on January 1, 2005 is as follows:

                     3 MONTH PERIOD ENDED
                        MARCH 31, 2005
                     --------------------
                          (unaudited)
Revenue                    $ 537,826
Net Loss                   $(734,895)
Earnings per share         $   (0.35)

7. SHAREHOLDERS' EQUITY

In 1995 and 1996, the Company issued loans to a former Australian director and certain executive employees for the purpose of purchasing shares of the Company's stock. The Company's recourse for repayment of the loans is limited to after-tax dividends and proceeds from the disposal of the shares. In 1999, $75,000 AUD of the director's loan was repaid ($48,000 USD at the exchange rate in effect on the date of the transaction) related to the sale of 1,667 shares. In the fourth quarter of 2003, approximately $60,750 AUD of the director's loan was repaid ($42,000 USD at the exchange rate in effect on the date of the transaction) related to the sale of 1,350 shares. In each reporting period the Company records a debit or a credit to expense for the loans based on the difference between the loan share grant price and the Company's share price at the respective period ending balance sheet dates, on a cumulative basis. The amount of the loan outstanding is re-valued at each respective balance sheet date if the Company's period ending fair market price per share is below the price per share at which the loan was made. The offsetting entry is made to additional paid in capital. In October 2005, pursuant to its rights under the former director's employment agreements and the 1995 Plan under which the loans were made, Catuity completed the buyback of the former director's loan shares. Since the amount of the loans exceeded the value of the loan shares, no cash was required to complete the buyback.

8. MANAGEMENT PLANS

Catuity's primary business is providing a hosted loyalty and gift card processing solution for chain retailers and their partners. Our focus is primarily on retailing organizations with 50 to 250 stores, a group commonly referred to as tier two retailers, and smaller, tier three retailers through resellers. We offer member-based loyalty programs at the point-of-sale and gift card programs. These programs are designed to help retailers improve customer retention, add new customers and increase each customer's average spend amount.

Our priorities as a Company this year are in three areas.

Mergers and Acquisitions: Acquiring a profitable operating business remains important to our strategy, and our goal in 2006 is to complete the acquisition of one or more companies located in the United States that are complementary to our business strategy. Catuity is currently seeking the acquisition of complimentary businesses such as traditional loyalty services and/or database marketing firms to expand our range of products and services. Catuity's technology generates a robust stream of information and our prospective clients often rely on others to manage and maximize this type of data.

Loyalty and Gift Card Processing: We believe the U.S. reseller market is adopting the type of technology that Catuity offers. There is an apparent demand for a turnkey solution for small to mid-sized chains and small merchants through re-sellers, including merchant services companies, Independent Sales Organizations, marketing companies and operators of coalition loyalty programs in local markets. This is a good fit for Catuity because we believe that we have an efficient product with an operational service capability that provides turnkey outsourcing to resellers. This gives us the ability to leverage Catuity's fixed costs faster than by selling exclusively to chain retailers.

Packaged Loyalty and Gift Card Products: Catuity also plans to introduce packaged products to broaden our offering to retailers. We believe there is demand in the chain world for packaged products, which are generally co-branded with the retailer and offered with a fixed set of benefits to the consumer and a pre-determined cost per unit to the retailer. It is important to note that introducing product packages does not require significant new development of our technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Catuity provides loyalty and gift card processing services to retailers which are designed to increase the profit they earn from their customers at the Point of Sale (POS). The Company provides its customers with a hosted, Application Service Provider (ASP) based system that enables the processing of member-based loyalty programs that can deliver customized discounts, promotions, rewards and points-based programs designed to help retailers find, keep and profit from their best customers. The Company also enables gift card solutions. The system enables robust and highly customizable programs which work on a retailer's payment terminals and Electronic Cash Registers (ECR) via their internal store networks. In 2005, the company integrated to the Verifone and Lipman POS terminal lines, which are among the most widely used by retailers of all sizes. In 2006, the Company finished its integration to the Hypercom platform and is completing the integration with Ingenico's 32-bit POS models. Once completed, we will be integrated to the four most widely used POS terminal systems in our primary market. In 2006, Catuity expects to continue to add new terminals and POS software systems to our Terminal Library, which will broaden the markets that we are ready to serve. This is part of our strategy to make it easier for new customers to connect to the Catuity platform. Management believes that this strategy will reduce the perceived IT risks for its retailer clients and give it a competitive advantage over other providers.

2006 SIGNIFICANT ACTIVITIES

The Company is focusing on delivering loyalty and gift card programs to retailers (and their partners) at the point of sale that have a preference for utilizing a hosted solution over an in-house solution. The Company has targeted its sales at retailers who are looking for loyalty and gift card programs which improve customer retention, increase customer spending in targeted categories along with increasing average per visit sales and improve the frequency of their customer's visits. One of the Company's strengths lies in helping retailers execute merchandising strategies, especially those which want to switch consumers from buying branded product to higher-margin private label products. To date, the Company has qualified prospects which meet its criteria and we are focused on making sales proposals to those who are expected to make a buying decision in 2006 and early 2007.

The Company has continued its pursuit of one or two acquisitions to re-establish its business, diversify its product offering to retailers and achieve an operational critical mass by year-end 2006. Catuity is most interested in acquiring companies which share its strategy of providing a range of transaction-based products to chain retailers. These products include loyalty programs, closed loop gift card programs; open network gift card programs; and credit and debit card processing. All of these markets are heavily fragmented and most exhibit growth characteristics. The Company believes that the ability to offer a bundled solution to retailers will enhance its ability to close new sales and retain existing customers. The Company continues to have discussions with numerous parties about possible business combinations. Many factors impact the timing, structure, pricing and potential to close such transactions. As the Company has previously disclosed, acquisitions carry diverse risks that could affect the timely execution of its strategy. The Company does not expect it can reach its performance goals by year-end 2006 unless it is able to execute the acquisition of at least one profitable company in the U.S. in 2006.

In the first quarter, Catuity continued to make progress in signing new customers in the U.S. market and has made solid progress in the development of the required infrastructure that did not exist in first quarter 2005 to support a US customer base. US sales are currently meeting our forecasted expectations for building new business in this market and we expect significant improvement in monthly revenue by year end. To help facilitate this, the company is broadening its relationships with terminal manufacturers, processors and others who do business at the point of sale. The company has signed and started the deployment of clients which have the potential to deploy to more than 1,000 North American retail locations. The Company cannot forecast how many locations are likely to come on line during the next year because the client ultimately controls that schedule. Our Australian operations are currently self sustaining and cash flow positive. We are optimistic that this will continue in Australia in 2006 as the company is expanding its existing relationships in this market.

Catuity has been, and is, in the process of re-building its business in the United States. The Company's loss before tax in the first quarter of 2006 was $433,000 higher than in the same period last year. The increase in the loss amount is attributable to $139,000 of cost due to the adoption of SFAS 123 (R), $86,000 of amortization expense relating to the acquisition of Loyalty Magic, $147,000 in additional expenses involved in building and maintaining our US infrastructure to support the processing of our loyalty and gift card customers that did not exist in the first quarter of 2005, and $50,000 in additional sales expenses to increase our sales staff.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2006

Catuity completed the acquisition of Loyalty Magic on September 1, 2005. As a result, the financial information for the three month period ended March 31, 2006 includes the operating results of Loyalty Magic while the financial information for the three month period ended March 31, 2005 does not include Loyalty Magic.

REVENUE

Total revenues for the three month period ended March 31 ("first quarter") increased to $480,000 in 2006 compared to $32,000 in 2005. The increase is attributable to the operations of Loyalty Magic. First quarter 2006 revenues consisted of approximately $348,000 in processing fees, $115,000 in service revenue and approximately $18,000 in license revenue. Processing revenues are generally recurring in nature and result from the hosting of loyalty and gift card programs on our servers and related on-going support for the customer's programs. Service revenue is generally non-recurring and results from one time projects for customers. License revenue consists of software license and maintenance fees for customers who operate our software on their own equipment. First quarter 2005 revenues consisted of approximately $20,000 in service revenue and approximately $12,000 in license revenue.

COST OF PROCESSING REVENUE

Cost of processing revenue primarily consists of co-location facility costs, other processing costs, third party costs, salary and related expenses, office costs, and overhead for the staff that work on supporting customer programs. Cost of loyalty processing revenue was $381,000 in 2006 due to the addition of Loyalty Magic and a full quarter of expense for the staff and facilities necessary to generate processing revenue in 2006 that did not exist in the first quarter of 2005.

COST OF SERVICE REVENUE

Cost of services revenue primarily consists of employee salary and related costs, third party costs and overhead cost associated with the staff that works on special projects and software customization for customers. Cost of service revenue increased from $18,000 in 2005 to $72,000 in 2006. Of the $72,000 cost in 2006, the majority is due to the acquisition of Loyalty Magic.

COST OF LICENSE REVENUE

Cost of license revenue consists of the salary related expenses, overhead for our client support staff, and the technical staff's time spent on maintenance activities related to software that has been licensed to customers. The Company did not incur any cost in support of its license revenue in the first three months of 2006. Maintenance and support costs in the first three months of 2005 totaled approximately $1,000 for work performed for customers utilizing the Company's software on a licensed basis.

COST OF REVENUE - AMORTIZATION OF INTANGIBLES

The cost of amortization of intangible assets represents the monthly amortization expense from the purchase price of Loyalty Magic allocated to software that relates to processing. These intangible assets are amortized over the estimated useful life in years.

COST OF REVENUE - STOCK BASED COMPENSATION

Cost of Revenue - stock based compensation expense represents the costs related to equity based compensation awards under the Company's employee and director restricted stock and stock option plans in accordance with SFAS 123(R) for those employees and directors whose compensation cost is charged to cost of revenue.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred mainly by the technical staffs in Australia for work on upgrades and future releases of the Company's software. Research and development costs increased $4,000 in the first quarter of 2006 compared to the first quarter of 2005. The increase represents the addition of approximately $38,000 of expense related to R&D at Loyalty Magic and a decrease of approximately $34,000 in R&D expense by Catuity's Sydney staff compared to 2005.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, and related overhead costs of the Company's sales and marketing departments. Sales and marketing expenses increased $81,000, or 56%, in the first quarter of 2006 compared to the first quarter of 2005. Approximately $68,000 of the increase was from the addition of Loyalty Magic, while approximately $13,000 of the increase was principally due to salary, employee benefits, and office costs associated with Catuity's U.S. sales staff in 2006 compared to 2005.

SALES AND MARKETING - AMORTIZATION OF INTANGIBLES

The cost of amortization of intangible assets represents the monthly amortization expense from the purchase price of Loyalty Magic allocated to customer contracts and customer relationships. The intangible assets of customer contracts and customer relationships are amortized over their estimated useful life in years.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, general overhead costs and professional services fees related to the management of the company. General and administrative expenses increased $138,000, or 39%, in the first quarter of 2006 compared to the first quarter of 2005 due principally to the addition of Loyalty Magic and increases in US legal & professional services of $39,000, board fees of $15,000, salaries and benefits of $10,000, and outside contract costs of $7,000.

GENERAL AND ADMINISTRATIVE - STOCK BASED COMPENSATION

General and administrative stock based compensation expense represents the costs related to equity based compensation awards under the Company's employee and director restricted stock and stock option plans in accordance with SFAS 123(R) for those employees and directors whose compensation cost is charged to general and administrative expense. The cost for stock based compensation of employees whose salary is charged to direct cost of revenue, research and development, or sales and marketing is included in the respective category on the statement of operations.

GENERAL AND ADMINISTRATIVE - AMORTIZATION OF INTANGIBLES

The cost of amortization of intangible assets represents the monthly amortization expense from the purchase price of Loyalty Magic allocated to trademark and non-compete agreements. The intangible for trademarks is amortized on a straight line basis over a 30 year life, while the value of non-compete agreements is amortized over a 5 year life on a straight line basis.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations with proceeds from the issuance of common stock and cash collections from customers. As of March 31, 2006, the Company had approximately $2,506,000 in cash and cash equivalents, an increase of $1,547,000 from December 31, 2005. The increase is primarily attributable to the maturity of a short term investment of approximately $2,245,000 offset by funds used for operations of approximately $677,000.

Net cash used in operating activities was $677,000 for the three month period ended March 31, 2006 compared with $705,000 for the three month period ended March 31, 2005. The increase is attributable to a $433,000 greater net loss in 2006 offset by differences in assets & liabilities of $239,000, an increase in depreciation and amortization of $83,000, and a stock based compensation increase of $139,000.

Cash used by investing activities was $2,236,000 for the three month period ended March 31, 2006 compared with a usage of $81,000 for the three month period ended March 31, 2005. The cash from investing activities in 2006 was from a maturity of a short term investment of $2,246,000 offset by purchases of property and equipment $10,000. The $81,000 of cash used in 2005 related to the acquisition was for legal, accounting, and other professional services incurred as part of the efforts to complete the acquisition of Loyalty Magic.

Net cash provided by financing activities in the first three months of 2006 and 2005 is associated with repayment of fractional shares in conjunction with a reverse stock split.

The Company has $2,506,000 in cash as of March 31, 2006. The Company expects that it will need to raise capital in order to meet its cash requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table presents ours contractual obligation and commitments as of March 31, 2006 over the next 5 years.

Contractual Obligations:     Total      2006       2007     2008    2009   2010
------------------------   --------   --------   -------   ------   ----   ----
Operating Leases           $221,710   $138,184   $81,252   $2,274     --     --
Capital Leases               33,188     23,566     9,622       --     --     --
                           --------   --------   -------   ------    ---    ---
   Total                   $254,898   $161,750   $90,874   $2,274     --     --
                           ========   ========   =======   ======    ===    ===

There have been no material changes in our obligations since 12/31/05.

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

As used in this Annual Report on form 10-QSB, "Company," "us," "we," "our" and similar terms means Catuity Inc., a Delaware corporation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the timing and speed with which customers and prospects execute their plans for the use of our loyalty software processing and services; continued development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company's products and services reduce their requirements or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 as of December 31, 2005. The Company's disclosure controls and procedures are designed to ensure: (1) that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified by the SEC and (2) that information required to be disclosed is accumulated and communicated to the Company's management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006. The disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as required on a timely basis. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.

In September 2005, the Company completed the acquisition of Loyalty Magic. The Company continues to integrate Loyalty Magic's operations and evaluate its processes and controls.

Except as discussed in the above paragraph, there has not been any change in the Company's internal controls during the 1st quarter ending March 31, 2006 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibit   Description
-----------   -----------
EX-31.1       Certification by Alfred H. Racine III, President and Chief
              Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002

EX-31.2 Certification by John H. Lowry, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES AND CERTIFICATIONS

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CATUITY INC.
                                        (Registrant)


                                        By: /s/ Alfred H. Racine III
                                            ------------------------------------
                                            Alfred H. Racine III
                                            President and Chief Executive
                                            Officer


                                        By: /s/ John H. Lowry
                                            ------------------------------------
                                           John H. Lowry
                                           Chief Financial Officer

Date: May 15, 2006

EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------
EX - 31.1        Certification by Alfred H. Racine III, President and Chief
                 Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

EX - 31.2        Certification by John H. Lowry, Chief Financial Officer
                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX - 32          Certifications pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002