Form 10QSB
period 2006-06-30
CATUITY INC
filed 2006-08-14
CIK 1109740

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                                   (Mark One)

      (X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the quarterly period ended June 30, 2006.

      ( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 Yes ( ) No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common stock outstanding - 2,222,491 shares as of August 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No ( X )

================================================================================

                                  CATUITY INC.
                                   FORM 10-QSB
                                      INDEX

PART I.  FINANCIAL INFORMATION.....................................................................     3
   Item 1.  Financial Statements...................................................................     3
     Consolidated balance sheets - June 30, 2006 and December 31, 2005.............................     3
     Consolidated statements of operations - Three and six months ended June 30, 2006 and 2005.....     4
     Consolidated statements of cash flows - June 30, 2006.........................................     5
     Notes to Consolidated Financial Statements - June 30, 2006....................................     6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...    12
   Item 3.  Controls and Procedures................................................................    17
PART II. OTHER INFORMATION.........................................................................    17
   Item 1.  Legal Proceedings......................................................................    17
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............................    17
   Item 3.  Defaults Upon Senior Securities........................................................    17
   Item 4.  Submission of Matters to a Vote of Security Holders....................................    18
   Item 5.  Other Information......................................................................    18
   Item 6.  Exhibits...............................................................................    18
SIGNATURES AND CERTIFICATIONS......................................................................    19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CATUITY INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    JUNE 30       DECEMBER 31
                                                                      2006            2005
                                                                  ------------    ------------
                                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $  1,570,653    $    958,746
  Short term investments                                                     0       2,245,839
  Accounts receivable-trade, less allowance of
  $144,000 and $122,000                                                529,590         543,200
  Restricted cash                                                       80,156          81,443
  Work in process                                                       10,687          39,760
  Prepaid expenses and other                                            96,120         159,797
                                                                  ------------    ------------
TOTAL CURRENT ASSETS                                                 2,287,206       4,028,785

LONG TERM ASSETS:
  Property and equipment, net                                          252,897         273,941
  Goodwill                                                           3,004,667       3,004,667
  Other intangible assets, net                                       1,638,988       1,811,752
                                                                  ------------    ------------
TOTAL LONG TERM ASSETS                                               4,896,552       5,090,360

TOTAL ASSETS                                                      $  7,183,758    $  9,119,145
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $    187,818    $    175,643
  Deferred revenue                                                      80,799         114,721
  Accrued compensation                                                 101,829          98,160
  Taxes, other than income                                              68,306          98,330
  Other accrued expenses                                               203,408         150,412
  Trust liability                                                       80,109          81,443
                                                                  ------------    ------------
TOTAL CURRENT LIABILITIES                                              722,272         718,709

LONG TERM LIABILITIES:
Leasing Liability                                                            0           4,861
Accrued compensation                                                    59,328          56,009
                                                                  ------------    ------------
TOTAL LONG TERM LIABILITIES                                             59,328          60,870

SHAREHOLDERS' EQUITY:
 Common stock - $.001 par value; Authorized - 6,666,667 shares;
     issued and outstanding - 2,222,491 at June 30, 2006 and
     2,111,807 at December 31, 2005                                      2,222           2,112
  Preferred stock - $0.001 par value; Authorized -
  666,667 shares                                                             0               0
  Additional paid-in capital                                        46,006,712      45,649,199
  Foreign currency translation adjustment                              (58,244)        (65,589)
  Accumulated deficit                                              (39,548,529)    (37,246,156)
                                                                  ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                           6,402,158       8,339,566
                                                                  ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  7,183,758    $  9,119,145
                                                                  ============    ============

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
REVENUES:
  Processing                                          $    350,267    $          0    $    697,850    $          0
  Service                                                  110,696           1,560         225,281          21,220
  License                                                   18,299          12,600          36,578          25,200
                                                      ------------    ------------    ------------    ------------
TOTAL REVENUES                                             479,262          14,160         959,709          46,420

COST OF REVENUE AND OTHER OPERATING EXPENSES:
    Cost of processing revenue                             465,786          64,435         846,932          67,335
    Cost of service revenue                                 72,666           2,000         144,700          17,365
    Cost of license revenue                                      0           2,679               0           3,869
    Cost of revenue - amortization of intangibles           41,559               0          83,118               0
    Cost of revenue - stock-based compensation              12,457               0          32,688               0
    Research and development                               131,698         121,479         258,767         253,395
    Research and development - stock-based
    compensation                                            17,749               0          26,659               0
    Sales and  marketing                                   282,007         142,709         523,822         287,067
    Sales and  marketing - stock-based compensation          6,820               0          (9,600)              0
    Sales and  marketing  - amortization of
    intangibles                                             32,187               0          64,374               0
    General & administrative                               566,864         371,667       1,059,434         726,595
    General & administrative - stock-based
    compensation                                           136,898               0         263,281               0
    General & administrative - amortization of
    intangibles                                             12,636               0          25,272               0
                                                      ------------    ------------    ------------    ------------
TOTAL COSTS AND EXPENSES                                 1,779,326         704,968       3,319,448       1,355,625
                                                      ------------    ------------    ------------    ------------

OPERATING LOSS                                          (1,300,064)       (690,808)     (2,359,739)     (1,309,205)

INTEREST INCOME                                             25,032          17,869          57,366          42,125
                                                      ------------    ------------    ------------    ------------

NET LOSS                                              $ (1,275,032)   $   (672,939)   $ (2,302,373)   $ (1,267,080)
                                                      ============    ============    ============    ============

NET LOSS PER SHARE - BASIC & DILUTED                  $      (0.59)   $      (0.86)   $      (1.08)   $      (1.63)
                                                      ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC & DILUTED      2,167,035         778,184       2,139,268         778,184
                                                      ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30
                                                             2006            2005
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $ (2,302,373)   $ (1,267,080)
Adjustments used to reconcile net loss to net cash
used in operating activities:
   Stock-based compensation                                   313,029               0
   Depreciation and amortization                              243,893          38,951
Changes in assets and liabilities:
   Accounts receivable                                         13,610          21,960
   Accounts payable                                            12,175          61,670
   Deferred revenue                                           (33,922)              0
   Accrued expenses and other liabilities                      23,770        (179,287)
   Other assets                                               138,650          67,871
                                                         ------------    ------------
Net cash used in operating activities                      (1,591,168)     (1,255,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (50,085)         (3,480)
   Sale of Assets                                                   0               0
   Short Term Investments                                   2,245,839               0
   Acquisition net of cash acquired                                 0        (274,864)
                                                         ------------    ------------
Net cash provided/(used) in investing activities            2,195,754        (278,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issue of common stock, net of expenses                            0               0
  Repayment of fractional shares related to reverse
  stock split                                                     (23)           (938)
                                                         ------------    ------------
Net cash provided by financing activities                         (23)           (938)

Foreign exchange effect on cash                                 7,344         (21,769)
                                                         ------------    ------------
Net increase/(decrease) in cash and cash equivalents          611,907      (1,556,966)
Cash and cash equivalents, beginning of period                958,746       2,560,683
                                                         ------------    ------------
Cash and cash equivalents, end of period                 $  1,570,653    $  1,003,717
                                                         ============    ============

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2006. The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004 and 2005), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We adopted SFAS 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our future financial results. The level of impact on the Company's financial statements will depend, in part, on future grant awards. See note 4 for a description of the expense recorded in the second quarter of 2006 under SFAS 123(R).

In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

3. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/ (loss) is summarized as follows:

                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                              JUNE 30,                        JUNE 30,
                                    ----------------------------    ----------------------------
                                        2006            2005            2006            2005
                                    ------------    ------------    ------------    ------------
Net loss                            $ (1,275,032)   $   (672,939)   $ (2,302,373)   $ (1,267,080)
   Foreign currency translation           19,471          (9,241)          7,344         (21,769)
                                    ------------    ------------    ------------    ------------
Total comprehensive loss            $ (1,255,561)   $   (682,180)   $ (2,295,029)   $ (1,288,849)
                                    ============    ============    ============    ============

4. STOCK-BASED COMPENSATION

Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. The adoption of SFAS No. 123(R) had a significant impact on the Company's results of operations. The Company's consolidated statement of operations for the three months ended June 30, 2006 and June 30, 2005 includes $174,000 and $0 of stock-based compensation expense respectively. Stock-based compensation expense for the six months ended June 30, 2006 and June 30, 2005 was $313,000 and $0, respectively. Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.86 years was $865,604 at June 30, 2006. We expect to expense $304,147 of that total in the remaining six months of 2006.

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

The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                             2006     2005      2004
                            -----    ------    ------
Risk Free Interest Rate     4.50%     3.00%     2.00%
Expected Dividend Yield       --        --        --
Expected Lives (years)       N/A      1.00      1.13
Expected Volatility         1.35     0.968     0.862

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option". This requirement had no effect on the Company's net operating cash flows or its net financing cash flows in the three or six month periods ended June 30, 2006.

EMPLOYEE STOCK-BASED COMPENSATION PLANS

The Company issues new common stock from its pool of authorized stock upon exercise of stock options or upon granting of restricted stock. The Company has established four stock-based compensation plans:

                                                                          SHARES     DATE OF SHAREHOLDER
PLAN NAME                                                               AUTHORIZED         APPROVAL
---------                                                               ----------   -------------------
The 2000 Employee Stock Option Plan (the "ESOP")                          300,000       March 17, 2000
The 2000 Non-employee Director Stock Option Plan (the "DSOP")              58,667         May 21, 2001
The 2005 Employee Restricted Stock Plan (the "ERSP")                      267,000        July 18, 2005
The 2005 Non-employee Director Restricted Stock Plan (the "DRSP")          50,000        July 18, 2005

The Company's Compensation Committee of the Board administers the above plans and the stock-based awards are granted at terms approved or determined by them. As of June 30, 2006, the total number of shares awarded under these plans is 398,733, of which 250,281 are options and 148,452 are restricted shares. The plans do not provide for unvested options to automatically vest upon a change in control of the Company. The Company recognizes compensation expense associated with share-based awards over the vesting period on a straight-line basis.

For the three and the six month periods ended June 30, 2006, the effects of applying the provisions of SFAS 123(R) on the Company's operating results were as follows:

                                        THREE MONTHS ENDED JUNE 30, 2006              SIX MONTHS ENDED JUNE 30, 2006
                                   ------------------------------------------  --------------------------------------------
                                   As if under    SFAS 123(R)                   As if under     SFAS 123(R)
                                     APB 25      adjustments    As Reported        APB 25       adjustments    As Reported
                                  -------------  -------------  -------------  -------------   -------------  -------------
Net income (loss)                 ($ 1,101,109)  ($   173,923)  ($ 1,275,032)  ($  1,989,34)   ($   313,029)  ($ 2,302,373)
Cash flow from operating
activities                          (1,088,520)       173,923       (914,597)  ($  1,904,19)        313,029     (1,591,168)
Earnings per share: basic and
diluted                           ($      0.51)  ($      0.08)  ($      0.59)  ($      0.93)   ($      0.15)  ($      1.08)

STOCK OPTIONS

The maximum contractual term for awards under the ESOP and DSOP is ten years from the date of grant. The maximum contractual vesting period for awards granted under the ESOP is five years from the date of grant. The DSOP does not have a maximum vesting period specified. Awards granted under the ESOP may be service, market, or performance based. Market based options include shares that vest once the Company's share price reaches a certain target level defined in the award. Performance based awards include those where vesting is tied to the achievement of certain personal or Company targets or goals, such as achieving a targeted number of customer location deployments or achieving a targeted sales goal as measured by revenue over the term of new customer agreements.

The following table sets forth the summary of option activity under the Company's stock option program for the six months ended June 30, 2006:

                                                              WEIGHTED
                                                              AVERAGE
                                             SHARES        EXERCISE PRICE
                                            --------       --------------
OUTSTANDING OPTIONS AT DECEMBER 31, 2005    205,668           $  23.16
   Granted                                   67,000           $   8.33
   Forfeited                                (22,387)          $  16.39
                                            --------          --------
OUTSTANDING OPTIONS AT JUNE 30, 2006        250,281           $  20.97

The weighted average estimated grant date fair values of options granted under the Company's stock option plans for the three and six month periods ended June 30, 2005 and 2006 were as follows:

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30,                JUNE 30,
                                -------------------      -----------------
                                2006          2005       2006        2005
                                -----         -----      -----       -----
Weighted Average Fair Value     $1.86         $3.59      $1.86       $3.59

A summary of the changes in the Company's nonvested shares during the six months ended June 30, 2006 is presented below:

                                                            WEIGHTED
                                                         AVERAGE GRANT
                                              SHARES    DATE FAIR VALUE
                                             --------   ---------------
NONVESTED OPTIONS AT DECEMBER 31, 2005        63,364         $ 5.21
   Granted                                    67,000           1.86
   Vested                                    (18,659)          4.70
   Forfeited                                 (15,810)          5.55
                                             -------         ------
NONVESTED OPTIONS AT JUNE 30, 2006            95,895         $ 2.91

All options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. There were no options exercised during the quarters ended June 30, 2006 and 2005. As a result the total intrinsic value of options exercised in both periods was $0.

Information regarding the stock options outstanding at June 30, 2006 is summarized below:

                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                    ----------------------------------------------    ----------------------------------------------
                                    Weighted Average      Weighted                    Weighted Average    Weighted
                        Number          Remaining         Average         Number           Remaining      Average
Range of Exercise   Outstanding at  Contractual Life      Exercise    Outstanding at  Contractual Life    Exercise
      Price         June 30, 2006        (Years)           Price       June 30, 2006        (Years)        Price
$ 4.05        4.27       78,914           4.10             $  4.20         78,914            4.10         $  4.20
  5.31        7.50       48,366           3.61                6.30         22,271            3.35            5.83
 10.52       33.60       92,333           7.79               14.44         20,833            6.08           15.97
 39.60      178.38       30,668           2.74              106.93         30,668            2.74          106.93
                        -------                                           -------
                        250,281           3.57             $ 20.97        152,686            3.17         $ 26.68

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was ($4,025,000) and ($3,327,000), respectively. The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the shares.

RESTRICTED STOCK

The Company awards restricted stock to employees and Directors pursuant to the ERSP and DRSP respectively. There is no contractual maximum term or vesting period for awards under either plan. ERSP awards may be service, market and service, or performance based. Market based awards include shares that vest once the Company's share price reaches a certain target level defined in the award. Performance based awards include those where vesting is tied to the achievement of certain personal or Company targets or goals, such as achieving a targeted number of customer location deployments or achieving a targeted sales goal as measured by revenue over the term of new customer agreements. DRSP awards are performance based and are restricted until the Company achieves profitability and is cash flow positive for two consecutive quarters.

A summary of the unvested restricted stock as of June 30, 2006, and changes during the six months then ended, is as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                                GRANT DATE
                                                     SHARES      FAIR VALUE
                                                    --------    ----------
UNVESTED RESTRICTED STOCK AT DECEMBER 31, 2005       42,768      $  10.58
   Granted                                          118,184          9.98
   Vested                                            (5,000)        11.62
   Forfeited                                         (7,500)        11.62
                                                    -------      --------
UNVESTED RESTRICTED STOCK AT JUNE 30, 2006          148,452      $  10.02

PRO FORMA STOCK-BASED COMPENSATION 2005

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the fair value method of SFAS No. 123, the effect on the Company's net income (loss) in the three and six months ended June 30, 2005 would have been the following:

                                                   THREE MONTHS    SIX MONTHS
                                                       ENDED          ENDED
                                                       2005            2005
                                                   -------------  -------------
Net (loss) as reported                             ($   672,939)  ($ 1,267,080)
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                     ($     1,916)  ($     3,832)
                                                   ------------   ------------
Pro forma net (loss)                               ($   674,855)  ($ 1,270,912)
                                                   ============   ============

Net (loss) per share: basic & diluted - as
reported                                           ($      0.86)  ($      1.63)
                                                   ============   ============

Pro forma basic & diluted (loss) per share         ($      0.87)  ($      1.63)
                                                   ============   ============

5.  COMMITMENTS AND CONTINGENCIES

In September, 2005 the Company entered into employment agreements with Chris Leach, the CEO of Loyalty Magic, John H. Lowry, the CFO of Catuity Inc and Alfred H. Racine III, the CEO of Catuity Inc. The agreements expire on December 31, 2007, July 1, 2007, and September 30, 2007 respectively. Under the terms of Mr. Leach's agreement, if Mr. Leach is terminated without cause he will receive 3 months salary which would represent a payment of $37,000. Under the terms of Mr. Lowry's agreement, if Mr. Lowry is terminated without cause he will receive 9 months salary which would represent a payment of $128,000. Under the terms of Mr. Racine's agreement, if Mr. Racine is terminated after a "Change of Control Transaction" he will receive severance in an amount equal to the greater of 12 months salary or the balance of his contract, which as of June 30, 2006 is 15 months and represents a payment of $325,000. Also under the terms of Mr. Racine's agreement, if Mr. Racine is terminated without cause for any reason, other than a change of control, he will receive 1 month salary which would represent a payment of $21,000.

6. ACQUISITION, CAPITAL RAISINGS, AND PRO FORMA INFORMATION

On September 1, 2005 Catuity Inc. completed the acquisition of all of the outstanding shares of Loyalty Magic Pty. Ltd. (Loyalty Magic), headquartered in Melbourne Australia. The Shareholders of Loyalty Magic received $2,700,000 (A$3,600,000) in cash and 335,000 shares of Catuity common stock in consideration for Loyalty Magic. The shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act of the United States. Loyalty Magic is now a wholly-owned subsidiary of Catuity. The acquisition of Loyalty Magic was reflected in the consolidated financial statements of the Company beginning September 1, 2005 and has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No 141, Business Combinations. Catuity's second quarter 2006 financial statements reflect three months of Loyalty Magic's operations, while the second quarter 2005 financial information does not include any results of Loyalty Magic's operations.

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

Although the transaction resulted in a significant amount of goodwill on the consolidated balance sheet, the Company believes that the combination of the two entities will generate sufficient positive results to justify these amounts. This is based on our evaluation of the experience and skill of the Loyalty Magic personnel, the potential of the existing customer base and the future potential of the Loyalty Magic sales pipeline.

The following table details the amortization of the intangibles:

                                     Useful Life                                                                         2111 to
    Annual Totals           Value      (Years)    Method *    2005      2006      2007      2008      2009      2010       2029
----------------------   ----------  -----------  --------   --------  --------  --------  --------  --------  --------  --------
Trademarks               $  566,700      30          SL      $  6,296  $ 18,888  $ 18,888  $ 18,888  $ 18,888  $ 18,888  $465,964
Software                    644,800       5       CF based     49,887   166,236   163,764   137,580    92,604    34,729         -
Customer Contracts          285,100       5       CF based     30,991    80,580    69,888    52,140    35,028    16,473         -
Customer Relationships      278,400      10       CF based     23,823    48,168    43,092    38,028    32,952    27,888    64,449
Non-compete agreements      158,300       5          SL        10,552    31,656    31,656    31,656    31,656    21,124         -
                         ----------                          --------  --------  --------  --------  --------  --------  --------
Totals                   $1,933,300                          $121,549  $345,528  $327,288  $278,292  $211,128  $119,102  $530,413

----------
(* - SL = Straight line CF based = Cash flow based)

Pro forma information for the Company and Loyalty Magic as if the acquisition had been completed on January 1, 2005 is as follows:

                     Three Month Period Ended   Six Month Period Ended
                        June 30, 2005              June 30, 2005
                     ------------------------   ----------------------
                         (unaudited)                (unaudited)
Revenue              $                622,283   $            1,160,109
Net Loss             $               (649,035)  $           (1,383,930)
Earnings per share   $                  (0.31)  $                (0.66)

7. MANAGEMENT PLANS

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

Our operational priorities as a Company this year are in three areas.

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

Packaged Loyalty and Gift Card Products: Catuity also plans to introduce packaged products to broaden our offering to retailers. We believe there is demand in the chain world for packaged products, such as bundled loyalty, gift card and payments processing services. Packaged products are generally co-branded with the retailer, offered with a fixed set of benefits to the consumer, and at a pre-determined cost per unit to the retailer. It is important to note that introducing product packages does not require significant new development of our technology.

Mergers and Acquisitions: Acquiring a profitable operating business remains important to our strategy. The recent decline in the Company's stock price has negatively impacted our ability to achieve our 2006 goal of completing the acquisition of one or more U.S. based companies that are complementary to our business strategy. Catuity continues to seek the acquisition of complementary businesses such as traditional loyalty services and/or database marketing firms to expand our range of products and services. Catuity's technology generates a robust stream of information and our prospective clients often rely on others to manage and maximize this type of data.

The Company has $1,571,000 in cash as of June 30, 2006. At the annual shareholders meeting in May 2006, shareholders approved the issuance of 400,000 shares of common stock at a minimum price of $6.25 per share. The Company did not issue the authorized shares due to its recent share price levels. As a result, pursuant to Australian Stock Exchange (ASX) Listing Rules, shareholder approval to issue the shares expired on August 12, 2006 and the 400,000 shares will not be issued.

The Company intends to raise capital in 2006 by issuing additional shares of its common stock. The Company, pursuant to NASDAQ and ASX listing rules, can issue up to 15% of its total shares outstanding (approximately 330,000 shares) at any time after September 19, 2006 without requiring shareholder approval. While management and the Board have had several discussions regarding capital raising options, a final plan has not been approved. The Company is in the process of determining whether to raise capital in 2006 in two stages or one. Under the two stage approach, the Company will sell approximately 330,000 shares after September 19 in a separate placement and then complete a larger capital raise, subject to shareholder approval at a special meeting of shareholders that would likely occur in the fourth quarter of 2006. Under the one stage approach, the Company will complete one capital raising for a larger amount, also subject to shareholder approval at a special meeting of shareholders that would likely occur in the fourth quarter of 2006. Under either approach, the board will hold a special meeting of shareholders to receive shareholder approval prior to issuing any shares in excess of 330,000. Management has met recently with U.S. institutional investors to review potential structures of the capital raise and believes the Company will proceed with a placement in the fourth quarter of 2006.

The Company believes that its capital raising efforts, combined with its existing capital resources and revenue opportunities, are adequate to meet its cash requirements for the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Catuity provides loyalty and gift card processing services to retailers that are designed to increase the profit they earn from their customers at the Point of Sale (POS). The Company provides its customers with a hosted, Application Service Provider (ASP) based system that enables retailers to offer member-based loyalty programs that can deliver customized discounts, promotions, rewards and points-based programs designed to help retailers find, keep and profit from their best customers. The Company also provides its retail customers with a full range of gift card solutions. The system enables robust and highly customizable programs that work on a retailer's payment terminals and Electronic Cash Registers (ECR's) via their internal store networks. In 2005, the company integrated to the Verifone and Lipman POS terminal lines, which are among the most widely used by retailers of all sizes. In 2006, the Company finished its integration to the Hypercom platform and Ingenico's 32-bit POS models. As a result, we are integrated to the four most widely used POS terminal systems in our primary market. In the second half of 2006, Catuity expects to continue to add new terminals and POS software systems to our Terminal Library, which will broaden the markets that we are ready to serve. This is part of our strategy to make it easier for new customers to connect to the Catuity platform. Management believes that this strategy will reduce the perceived IT risks that its retailer clients may have and give us a competitive advantage over other providers.

2006 SIGNIFICANT ACTIVITIES

The company entered 2006 with a marketable product, but with very limited adoption of its new processing platform. In the first half, the Company has been successful in our goals to establish an effective sales process and building out our U.S. team. To date, we have begun successful program deployments for clients representing at least 1,000 potential locations and we have either model deployments or pilots underway for regional chains which have at least 1,100 locations available today. Management believes that these benchmarks will be important in creating reference clients which are important in driving new sales decisions. Additionally, the Company has significantly expanded its U.S. based client management and development teams in the first half. That team has been focused on finalizing the technology infrastructure necessary to meet industry standards and to demonstrate to prospects our ability to service their programs. We also have made significant progress since May in establishing a sales pipeline as we head into the August-November decision time frame which is common in our business. The Company cannot forecast how many locations are likely to come on line in 2006 because our clients ultimately control that schedule.

The Company continues to be interested in acquiring additional companies to re-establish its business, diversify its product offering to retailers, and achieve an operational critical mass. Catuity is most interested in acquiring companies that share its strategy of providing a range of transaction-based products to chain retailers. These products include loyalty programs, closed loop gift card programs; open network gift card programs; and credit and debit card processing. All of these markets are heavily fragmented and most exhibit growth characteristics. The Company believes that the ability to offer a bundled solution of products and services to retailers will enhance its ability to close new sales and retain existing customers. The Company continues to identify companies that meet its acquisition criteria and to initiate discussions of interest. Many factors impact the timing, structure, pricing and potential to close such transactions. As the Company has previously disclosed, acquisitions carry diverse risks that could affect the timely execution of its strategy. The Company does not expect it can reach its performance goals by year-end 2006 unless it is able to complete the acquisition of at least one profitable company in the U.S. in 2006.

In Australia, Catuity's wholly owned subsidiary Loyalty Magic completed three development projects for customers, all of which were delivered in the second quarter. The first project involved the integration of the customer's product with

Retail Insight's technology, a Point-of-Sale device, for a grocery chain. The first installation was successful and the program is in operation. Additional installations for that grocery chain are planned for the third and fourth quarters of 2006. The second project was the development and subsequent installation of Loyalty Magic's latest gaming-entertainment-leisure client, in New South Wales. This development consisted of enhancing the Company's Membership, Promotions and Voting modules, plus integrating to the customer's Citrix system. The third project was the integration and second round of field testing for our loyalty program to run on the X-POS platform of a significant new customer. The tests were highly successful and the next step in the roll out plan, which is further field testing, has begun. Additionally, in the first half of 2006 Loyalty Magic invested in new sales resources which have resulted in qualifying more retail clients that can benefit from the Catuity/Loyalty Magic solution.

As mentioned earlier, during the first half of 2006 the Company invested in building out our infrastructure of both people and technology to support our clients. Our progress is measured in a series of individual projects which are inter-dependent on one another. We have invested in upgrading our data security practices as part of our plan to gain certification with Payment Card Industry
(PCI) standards by year-end. Additionally, we completed the selection, integration and testing of a North America network communications partner. We selected and are currently using HB Net to give us the ability to seamlessly and securely provide a private network to manage transactions from our client's point of sale to our processing platform. Through HB Net, which is a subsidiary of Hypercom Inc., we have a reliable and affordable communications capability across the U.S. and Canada. Finally, we have completed implementation of the use of LiveVault, a subsidiary of Iron Mountain, which provide us with multiple continuous redundant back-ups for our clients. All of these investments were critical for us to be ready to service our clients while also requiring us to revisit our policies and procedures for operations, back-up and disaster recovery. Management believes that we have a solid foundation upon which to service our clients. We caution however that, in our industry, legal requirements and certification standards are always evolving. We are committed to achieving and maintaining the certifications which are vital to customers in adopting our technology.

Catuity has been, and is, in the process of re-building its business in the United States. The Company's net loss in the second quarter of 2006 was $602,000 higher than in the same period last year. The increase in the loss compared to 2005 is principally attributable to: $174,000 of non-cash expense related to the expensing of stock-based compensation due to the adoption of SFAS 123 (R); $86,000 of amortization expense related to the acquisition of Loyalty Magic; $168,000 in additional expenses involved in building and maintaining our US infrastructure to support the processing of our loyalty and gift card customers that did not exist in the first half of 2005; and $60,000 in additional sales expenses to increase our U.S. sales efforts.

OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006

Catuity completed the acquisition of Loyalty Magic on September 1, 2005. As a result, the financial information for the three month period ended June 30, 2006 includes the operating results of Loyalty Magic while the financial information for the three month period ended June 30, 2005 does not include Loyalty Magic.

REVENUE

Total revenues for the three month period ended June 30 ("second quarter") increased to $480,000 in 2006 compared to $14,000 in 2005. Although U.S. revenue has increased year-over-year, the $466,000 increase is principally attributable to the operations of Loyalty Magic. Second quarter 2006 revenues consisted of approximately $350,000 in processing fees, $111,000 in service revenue and approximately $18,000 in license revenue. Processing revenues are generally recurring in nature and result from the hosting of loyalty and gift card programs on our servers and related on-going support for the customer's programs. Service revenue is generally non-recurring and results from one time projects for customers. License revenue consists of software license and maintenance fees for customers who operate our software on their own equipment. Second quarter 2005 revenues consisted of approximately $2,000 in service revenue and approximately $13,000 in license revenue.

COST OF PROCESSING REVENUE

Cost of processing revenue primarily consists of co-location facility costs, other processing costs, third party costs, salary and related expenses, office costs, and overhead for the staff that work on supporting customer programs. Of the $466,000 of cost of processing revenue in the second quarter of 2006, $234,000 was due to U.S. based cost and $232,000 was due to the addition of Loyalty Magic. Cost of processing revenue in the second quarter of 2005 was $64,000 and related to establishing U.S. processing and customer support capabilities.

COST OF SERVICE REVENUE

Cost of services revenue primarily consists of employee salary and related costs, third party costs and overhead cost associated with the staff that works on special projects and software customization for customers. Cost of service revenue for the second quarter increased from $2,000 in 2005 to $73,000 in 2006. Of the $73,000 cost in the second quarter of 2006, a significant majority related to project work performed for customers of Loyalty Magic.

COST OF LICENSE REVENUE

Cost of license revenue consists of the salary related expenses, overhead for client support and technical staff time spent on maintenance activities related to software that has been licensed to customers. The Company did not incur any cost in support of its license revenue in the second three months of 2006. Maintenance and support costs in the second three months of 2005 totaled approximately $2,500 for work performed for customers utilizing the Company's software on a licensed basis.

COST OF REVENUE - AMORTIZATION OF INTANGIBLES

The cost of amortization of intangible assets represents the monthly amortization expense from the purchase price of Loyalty Magic allocated to software that relates to processing. These intangible assets are amortized over the estimated useful life in years.

COST OF REVENUE - STOCK-BASED COMPENSATION

Cost of Revenue - stock-based compensation expense represents the costs related to equity based compensation awards under the Company's employee and director restricted stock and stock option plans in accordance with SFAS 123(R) for those employees whose compensation cost is charged to cost of revenue.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost for work on upgrades and future releases of the Company's software. Research and Development expenses were $132,000 in the second quarter of 2006 compared to $121,000 in the second quarter of 2005 (+$11,000). The increase is attributable to the addition of approximately $35,000 of R&D expense at Loyalty Magic, partially offset by a decrease of approximately $24,000 in R&D expense for the CALS product.

RESEARCH AND DEVELOPMENT - STOCK-BASED COMPENSATION

Research and Development - stock-based compensation expense represents the costs related to equity based compensation awards under the Company's employee and director restricted stock and stock option plans in accordance with SFAS 123(R) for those employees whose compensation cost is charged to research and development.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, and related overhead costs of the Company's sales and marketing departments. Sales and marketing expenses increased $139,000, or 98%, in the second quarter of 2006 compared to the second quarter of 2005. Approximately $86,000 of the increase was from the addition of Loyalty Magic, while approximately $53,000 of the increase was principally due to salary, employee benefits, and office costs associated with the growth of Catuity's U.S. sales staff in 2006 compared to 2005.

SALES AND MARKETING - AMORTIZATION OF INTANGIBLES

The cost of amortization of intangible assets represents the monthly amortization expense from the purchase price of Loyalty Magic allocated to customer contracts and customer relationships. The intangible assets of customer contracts and customer relationships are amortized over their estimated useful life in years.

SALES AND MARKETING - STOCK-BASED COMPENSATION

Sales and Marketing - stock-based compensation expense represents the costs related to equity based compensation awards under the Company's employee and director restricted stock and stock option plans in accordance with SFAS 123(R) for those employees whose compensation cost is charged to sales and marketing.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, general overhead costs and professional services fees related to the management of the company. General and administrative expenses increased $195,000, or 53%, in the second quarter of 2006 compared to the second quarter of 2005 due principally to the addition of Loyalty Magic ($75,000) increases in US legal & professional services of $71,000, board and annual meeting costs of $27,000, salaries and benefits of $6,000 and outside contract costs of $16,000.

GENERAL AND ADMINISTRATIVE - STOCK-BASED COMPENSATION

General and administrative stock-based compensation expense represents the costs related to equity based compensation awards under the Company's employee and director restricted stock and stock option plans in accordance with SFAS 123(R) for those employees and directors whose compensation cost is charged to general and administrative expense. The cost for stock-based compensation of employees whose salary is charged to direct cost of revenue, research and development, or sales and marketing is included in the respective category on the statement of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations with proceeds from the issuance of common stock and cash collections from customers. As of June 30, 2006, the Company had approximately $1,571,000 in cash and cash equivalents, an increase of $612,000 from December 31, 2005. The increase is due to the maturity of a short term investment of approximately $2,245,000 held at December 31, 2005 during the six month period, offset by cash utilization of approximately $1,633,000 during the first six months of the year.

Net cash used in operating activities was $1,591,000 for the six month period ended June 30, 2006 compared with $1,256,000 for the six month period ended June 30, 2005. The $335,000 increase is attributable to an increase of $1,035,000 in the 2006 net loss over 2005, offset by differences in assets & liabilities of $182,000, an increase in depreciation and amortization of $205,000, and an increase in stock-based compensation of $313,000.

Cash from investing activities was $2,196,000 for the six month period ended June 30, 2006 compared with a usage of $278,000 for the six month period ended June 30, 2005. The cash from investing activities in 2006 was from the maturity of a short term investment of $2,246,000 during the period, offset by purchases of property and equipment of $50,000. The $278,000 of cash used in 2005 was for legal, accounting, and other professional services incurred in the acquisition of Loyalty Magic.

Net cash used in financing activities in the six months of 2006 and 2005 is due to repayment of fractional shares in conjunction with the Company's reverse stock split in November 2004.

The Company has $1,571,000 in cash as of June 30, 2006. At the annual shareholders meeting in May 2006, shareholders approved the issuance of 400,000 shares of common stock at a minimum price of $6.25 per share. The Company did not issue the authorized shares due to its recent share price levels. As a result, pursuant to Australian Stock Exchange (ASX) Listing Rules, shareholder approval to issue the shares expired on August 12, 2006 and the 400,000 shares will not be issued.

The Company intends to raise capital in 2006 by issuing additional shares of its common stock. The Company, pursuant to NASDAQ and ASX listing rules, can issue up to 15% of its total shares outstanding (approximately 330,000 shares) at any time after September 19, 2006 without requiring shareholder approval. While management and the Board have had several discussions regarding capital raising options, a final plan has not been approved. The Company is in the process of determining whether to raise capital in 2006 in two stages or one. Under the two stage approach, the Company will sell approximately 330,000 shares after September 19 in a separate placement and then complete a larger capital raise, subject to shareholder approval at a special meeting of shareholders that would likely occur in the fourth quarter of 2006. Under the one stage approach, the Company will complete one capital raising for a larger amount, also subject to shareholder approval at a special meeting of shareholders that would likely occur in the fourth quarter of 2006. Under either approach, the board will hold a special meeting of shareholders to receive shareholder approval prior to issuing any shares in excess of 330,000. Management has met recently with U.S. institutional investors to review potential structures of the capital raise and believes the Company will proceed with a placement in the fourth quarter of 2006.

The Company believes that its capital raising efforts, combined with its existing capital resources and revenue opportunities, are adequate to meet its cash requirements for the next twelve months.

CONTRACTUAL OBLIGATIONS

The following table presents ours contractual obligation and commitments as of January 1, 2006 over the next 5 years.

Contractual Obligations:    Total       2006        2007      2008      2009     2010
-----------------------   ---------   ---------   --------   -------   ------   ------
Operating Leases          $ 221,710   $ 138,184   $ 81,252   $ 2,274       --       --
Capital Leases               33,188      23,566      9,622        --       --       --
                          ---------   ---------   --------   -------   ------   ------
         Total            $ 254,898   $ 161,750   $ 90,874   $ 2,274       --       --
                          =========   =========   ========   =======   ======   ======

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

ITEM 3. CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 as of December 31, 2005. The Company's disclosure controls and procedures are designed to ensure: (1) that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified by the SEC and (2) that information required to be disclosed is accumulated and communicated to the Company's management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of June 30, 2006. The disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as required on a timely basis. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.

In September 2005, the Company completed the acquisition of Loyalty Magic. The Company continues to integrate Loyalty Magic's operations and evaluate its processes and controls.

Except as discussed in the above paragraph, there has not been any change in the Company's internal controls during the 2nd quarter ending June 30, 2006 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2006, Catuity held its annual meeting at which time the shareholders elected Alexander S. Dawson, Alfred H. (John) Racine, III, Geoffrey C. Wild, Donald C. Campion and Clifford W. Chapman, Jr. as Directors of the Company for the next twelve months.

The tabulation of the voting on each of the proposals put before the shareholders is as follows:

                                        VOTES       VOTES
               PROPOSAL                  FOR       AGAINST    WITHHELD    ABSTAIN    NON-VOTE
----------------------------------    ---------    -------    --------    -------    --------
1. Elect Alexander S. Dawson
     Director                         1,356,853     18,585      4,189         731

2.  Elect Alfred H. (John) Racine,
     III
     Director                         1,361,619      4,560     11,272       2,907

3. Elect Geoffrey C. Wild
     Director                         1,368,605      4,426      3,956       3,371

4. Elect Donald C. Campion
     Director                         1,368,319      4,059      4,609       3,371

5. Elect Clifford W. Chapman, Jr.
     Director                         1,368,102      4,876      4,459       2,921

6. To approve the grant of options
to acquire 50,000 shares of common
stock and the grant of 100,000
shares of restricted stock to Mr.
Alfred H. (John) Racine, III            516,844     31,554                  6,819     825,141

7. To approve the issue of up to
400,000 shares of common stock
pursuant to Australian Stock
Exchange Limited Listing Rule 7.1       512,239     39,729                  3,249     825,141

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

Date:  August 14, 2006

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