Form 10QSB
period 2006-09-30
CATUITY INC
filed 2006-11-14
CIK 1109740

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2006.

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

                                Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common stock outstanding - 2,237,166 shares as of November 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                  CATUITY INC.
                                  FORM 10-QSB
                                     INDEX

PART I.  FINANCIAL INFORMATION.............................................    3
   Item 1.  Financial Statements...........................................    3
      Consolidated balance sheets - September 30, 2006 and
      December 31, 2005....................................................    3

      Consolidated statements of operations - Three and nine months ended
      September 30, 2006 and 2005..........................................    4

      Consolidated statements of cash flows - Nine months ended
      September 30, 2006...................................................    5

      Notes to Consolidated Financial Statements - September 30, 2006......    6

   Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   12

   Item 3.  Controls and Procedures........................................   18

PART II. OTHER INFORMATION.................................................   19
   Item 1. Legal Proceedings...............................................   19

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....   19

   Item 3. Defaults Upon Senior Securities.................................   19

   Item 4. Submission of Matters to a Vote of Security Holders.............   19

   Item 5. Other Information...............................................   19

   Item 6. Exhibits........................................................   19

SIGNATURES AND CERTIFICATIONS..............................................   20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CATUITY INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                  SEPTEMBER 30    DECEMBER 31
                                                                      2006           2005
                                                                  ------------   ------------
                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $    639,707   $    958,746
   Short term investments                                                    0      2,245,839
   Accounts receivable-trade, less allowance of
   $217,000 and $122,000                                               413,895        543,200
   Restricted cash                                                      81,389         81,443
   Work in process                                                       3,075         39,760
   Prepaid expenses and other                                          271,457        159,797
                                                                  ------------   ------------
TOTAL CURRENT ASSETS                                                 1,409,523      4,028,785

LONG TERM ASSETS:
   Property and equipment, net                                         304,262        273,941
   Notes receivable                                                     48,750              0
   Goodwill                                                          3,004,667      3,004,667
   Other intangible assets, net                                      1,553,930      1,811,752
                                                                  ------------   ------------
TOTAL LONG TERM ASSETS                                               4,911,609      5,090,360
TOTAL ASSETS                                                      $  6,321,132   $  9,119,145
                                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $    213,372   $    175,643
   Deferred revenue                                                    163,184        114,721
   Accrued compensation                                                105,616         98,160
   Taxes, other than income                                             69,242         98,330
   Other accrued expenses                                              197,608        150,412
   Trust liability                                                      81,389         81,443
                                                                  ------------   ------------
TOTAL CURRENT LIABILITIES                                              830,411        718,709

LONG TERM LIABILITIES:
Leasing Liability                                                            0          4,861
Accrued compensation                                                    35,928         56,009
                                                                  ------------   ------------
TOTAL LONG TERM LIABILITIES                                             35,928         60,870

SHAREHOLDERS' EQUITY:
   Common stock - $.001 par value; Authorized -
      6,666,667 shares; 2,252,593 issued and 2,237,166
      outstanding at September 30, 2006 and 2,127,234
      issued and 2,111,807 outstanding at December 31, 2005              2,253          2,127
   Preferred stock - $0.001 par value; Authorized -
      666,667 shares                                                         0              0
   Additional paid-in capital                                       46,211,592     45,649,184
   Foreign currency translation adjustment                             (49,310)       (65,589)
   Accumulated deficit                                             (40,709,742)   (37,246,156)
                                                                  ------------   ------------
TOTAL SHAREHOLDERS' EQUITY                                           5,454,793      8,339,566
                                                                  ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  6,321,132   $  9,119,145
                                                                  ============   ============

          See accompanying notes to consolidated financial statements

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30                SEPTEMBER 30
                                                               -------------------------   -------------------------
                                                                   2006          2005          2006          2005
                                                               -----------   -----------   -----------   -----------
REVENUES:
   Processing                                                  $   342,004   $   139,582   $ 1,039,854   $   139,582
   Service                                                          69,854        10,145       295,135        31,365
   License                                                          23,458        24,265        60,037        49,465
                                                               -----------   -----------   -----------   -----------
TOTAL REVENUES                                                     435,316       173,992     1,395,025       220,412

COST OF REVENUE AND OTHER OPERATING EXPENSES:
      Cost of processing revenue                                   421,881       148,142     1,268,813       215,477
      Cost of service revenue                                       74,358        58,161       219,058        75,526
      Cost of license revenue                                            0           150             0         4,019
      Cost of revenue - amortization of intangibles                 41,559        10,747       124,677        10,747
      Cost of revenue - stock-based compensation                    33,410           202        66,098           202
      Research and development                                     110,783       316,742       369,550       570,136
      Research and development - stock-based compensation           16,728             0        43,387             0
      Sales and  marketing                                         233,512       111,220       757,334       398,288
      Sales and  marketing - stock-based compensation               16,830        17,875         7,229        17,875
      Sales and  marketing  - amortization of intangibles           32,187         7,072        96,561         7,072
      General & administrative                                     523,641       451,498     1,583,076     1,178,092
      General & administrative - stock-based compensation           91,307         1,630       354,589         1,630
      General & administrative - amortization of intangibles        12,636         4,212        37,908         4,212
                                                               -----------   -----------   -----------   -----------
TOTAL COSTS AND EXPENSES                                         1,608,832     1,127,651     4,928,280     2,483,276
                                                               -----------   -----------   -----------   -----------

OPERATING LOSS                                                  (1,173,516)     (953,659)   (3,533,255)   (2,262,864)

INTEREST INCOME                                                     12,304        21,486        69,669        63,611
                                                               -----------   -----------   -----------   -----------

NET LOSS                                                        (1,161,212)     (932,173)   (3,463,585)   (2,199,253)
                                                               ===========   ===========   ===========   ===========

NET LOSS PER SHARE - BASIC & DILUTED                           $     (0.54)  $     (0.82)  $     (1.62)  $     (2.41)
                                                               ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC & DILUTED              2,167,065     1,131,497     2,139,299       912,501
                                                               ===========   ===========   ===========   ===========

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                   ------------------------------
                                                                          2006          2005
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $(3,463,585)  $(2,199,253)
Adjustments used to reconcile net loss to net cash used
   in operating activities:
   Stock-based compensation                                               471,303             0
   Depreciation and amortization                                          360,856        75,185
Changes in assets and liabilities:
   Accounts receivable                                                    129,305      (304,823)
   Accounts payable                                                        37,729       104,404
   Deferred revenue                                                        48,463       199,929
   Accrued expenses and other liabilities                                     573       171,943
   Other assets                                                           (33,739)      103,525
                                                                      -----------   -----------
Net cash used in operating activities                                  (2,449,095)   (1,849,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (132,031)     (176,963)
   Short Term Investments                                               2,245,839             0
   Acquisition net of cash acquired                                             0    (5,971,204)
                                                                      -----------   -----------
Net cash provided/(used) in investing activities                        2,113,808    (6,148,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issue of common stock, net of expenses                                       0     7,357,758
   Repayment of fractional shares related to reverse stock split              (31)       (1,055)
                                                                      -----------   -----------
Net cash provided by / (used) in financing activities                         (31)    7,356,703

Stock portion of Loyalty Magic acquisition                                            2,512,500
Foreign exchange effect on cash                                            16,279       (42,593)
                                                                      -----------   -----------
Net increase/(decrease) in cash and cash equivalents                     (319,039)    1,829,353
Cash and cash equivalents, beginning of period                            958,746     2,560,683
                                                                      -----------   -----------
Cash and cash equivalents, end of period                              $   639,707   $ 4,390,036
                                                                      ===========   ===========

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements and notes. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year ended December 31, 2006. The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004 and 2005), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We adopted SFAS 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, because SFAS 123(R) requires the expensing of stock options, it will have an adverse effect on our future financial results. The level of impact on the Company's financial statements will depend, in part, on future grant awards. See note 4 for a description of the expense recorded for the three and nine month periods of 2006 under SFAS 123(R).

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing any potential impact of adopting this pronouncement.

     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing any potential impact of applying this interpretation.

3. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income/ (loss) is summarized as follows:

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,
                                  -----------------------   -------------------------
                                      2006         2005         2006          2005
                                  -----------   ---------   -----------   -----------
Net loss                          $(1,161,212)  $(932,173)  $(3,463,585)  $(2,199,253)
   Foreign currency translation         8,934     (23,467)       16,279       (51,414)
                                  -----------   ---------   -----------   -----------
Total comprehensive loss          $(1,152,278)  $(955,640)  $(3,481,864)  $(2,250,667)
                                  ===========   =========   ===========   ===========

4. STOCK-BASED COMPENSATION

Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. The adoption of SFAS No. 123(R) had a significant impact on the Company's results of operations. The Company's consolidated statement of operations for the three months ended September 30, 2006 and September 30, 2005 includes $158,275 and $31,492 of stock-based compensation expense respectively. Stock-based compensation expense for the nine months ended September 30, 2006 and September 30, 2005 was $471,303 and $31,492, respectively. Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.84 years was $891,486 at September 30, 2006. We expect to expense $122,000 of that total in the remaining three months of 2006.

Additionally, for awards granted prior to January 1, 2006 and that were not fully vested, the Company recognizes compensation expense for the outstanding portions of the awards using the modified prospective method of adoption for pro forma disclosures under SFAS No. 123 and 148. Compensation expense in calendar year 2005 related to stock options continues to be disclosed on a pro forma basis only.

The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                          2006    2005    2004
                          ----   -----   -----
Risk Free Interest Rate   5.12%   3.00%   2.00%
Expected Dividend Yield     --      --      --
Expected Lives (years)     N/A    1.00    1.13
Expected Volatility       1.09   0.968   0.862

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option". This requirement had no effect on the Company's net operating cash flows or its net financing cash flows in the three or nine month periods ended September 30, 2006.

EMPLOYEE STOCK-BASED COMPENSATION PLANS

The Company issues new common stock from its pool of authorized stock upon exercise of stock options or upon granting of restricted stock. The Company has established four stock-based compensation plans:

                                                                      SHARES     DATE OF SHAREHOLDER
PLAN NAME                                                           AUTHORIZED         APPROVAL
---------                                                           ----------   -------------------
The 2000 Employee Stock Option Plan (the "ESOP")                      300,000       March 16, 2000
The 2000 Non-employee Director Stock Option Plan (the "DSOP")          58,667         May 21, 2001
The 2005 Employee Restricted Stock Plan (the "ERSP")                  267,000        July 18, 2005
The 2005 Non-employee Director Restricted Stock Plan (the "DRSP")      50,000        July 18, 2005

The Company's Compensation Committee of the Board administers the above plans and the stock-based awards are granted at terms approved or determined by them. As of September 30, 2006, the total number of shares awarded under these plans is 425,608, of which 264,981 are options and 160,627 are restricted shares. The plans do not provide for unvested options to automatically vest upon a change in control of the Company. The Company recognizes compensation expense associated with share-based awards over the vesting period on a straight-line basis.

For the three and the nine month periods ended September 30, 2006, the effects of applying the provisions of SFAS 123(R) on the Company's operating results were as follows:

                                       THREE MONTHS ENDED SEPTEMBER 30, 2006      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                      ---------------------------------------   ----------------------------------------
                                      As if under   SFAS 123(R)                 As if under    SFAS 123(R)
                                         APB 25     adjustments   As Reported      APB 25      adjustments   As Reported
                                      -----------   -----------   -----------   -----------    -----------   -----------
Net income (loss)                     ($1,002,938)   ($158,274)   ($1,161,212)   ($2,992,282)   ($471,303)   ($3,463,585)
Cash flow from operating activities    (1,016,201)     158,274       (857,927)   ($2,920,398)     471,303     (2,449,095)
Loss per share: basic and diluted          ($0.46)      ($0.08)        ($0.54)        ($1.40)      ($0.22)        ($1.62)

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

The following table sets forth the summary of option activity under the Company's stock option program for the nine months ended September 30, 2006:

                                                      WEIGHTED AVERAGE
                                            SHARES     EXERCISE PRICE
                                            -------   ----------------
OUTSTANDING OPTIONS AT DECEMBER 31, 2005    205,668        $23.16
   Granted                                   87,500        $10.08
   Forfeited                                (28,187)       $14.77
                                            -------        ------
OUTSTANDING OPTIONS AT SEPTEMBER 30, 2006   264,981        $19.86

The weighted average estimated grant date fair values of options granted under the Company's stock option plans for the three and nine month periods ended September 30, 2005 and 2006 were as follows:

                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                              ------------------   -----------------
                                  2006    2005       2006     2005
                                 -----   -----       -----   -----
Weighted Average Fair Value      $1.80   $5.32       $1.85   $4.58

A summary of the changes in the Company's nonvested shares during the nine months ended September 30, 2006 is presented below:

                                                    WEIGHTED AVERAGE
                                                     GRANT DATE FAIR
                                           SHARES         VALUE
                                          -------   ----------------
NONVESTED OPTIONS AT DECEMBER 31, 2005     63,364         $5.21
   Granted                                 87,500          1.55
   Vested                                 (34,159)         3.90
   Forfeited                              (21,610)         5.56
                                          -------         -----
NONVESTED OPTIONS AT SEPTEMBER 30, 2006    95,095         $2.63

All options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. There were no options exercised during the quarters ended September 30, 2006 and 2005. As a result the total intrinsic value of options exercised in both periods was $0.

Information regarding the stock options outstanding at September 30, 2006 is summarized below:

                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                  -------------------------------------------------   --------------------------------------------------
                                   Weighted Average                                    Weighted Average
                      Number           Remaining        Weighted          Number           Remaining         Weighted
    Range of      Outstanding at      Contractual        Average      Outstanding at      Contractual         Average
 Exercise Price   Sept. 30, 2006     Life (Years)    Exercise Price   Sept. 30, 2006     Life (Years)     Exercise Price
---------------   --------------   ---------------   --------------   --------------   ----------------   --------------
$ 3.11     4.27        99,414            5.26            $  3.97           89,414            4.63             $  4.07
  5.31     7.50        45,066            3.33               6.34           23,971            3.08                5.84
 10.52    33.60        89,833            6.36              14.51           25,833            6.52               14.91
 39.60   178.38        30,668            2.55             106.93           30,668            2.55              106.93
                      -------                                             -------
                      264,981            3.71            $ 19.86          169,886            3.26             $ 24.54

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was -$4,439,000 and -$3,662,000, respectively. The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the shares.

RESTRICTED STOCK

The Company awards restricted stock to employees and Directors pursuant to the ERSP and DRSP respectively. There is no contractual maximum term or vesting period for awards under either plan. ERSP awards may be service, market and service, or performance based. Market and service based awards include shares that vest once the Company's share price reaches a certain target level defined in the award, and the individual remains in the employ of the Company. Performance based awards include those where vesting is tied to the achievement of certain personal or Company targets or goals, such as achieving a targeted number of customer location deployments or achieving a targeted sales goal as measured by revenue over the term of new customer agreements. DRSP awards are performance based and are restricted until the Company achieves profitability and is cash flow positive for two consecutive quarters.

A summary of the unvested restricted stock as of September 30, 2006, and changes during the nine months then ended, is as follows:

                                                               WEIGHTED
                                                            AVERAGE GRANT
                                                                 DATE
                                                   SHARES     FAIR VALUE
                                                  -------   -------------
UNVESTED RESTRICTED STOCK AT DECEMBER 31, 2005     42,768       $10.58
   Granted                                        135,359         9.11
   Vested                                          (7,500)       11.62
   Forfeited                                      (10,000)       11.62
                                                  -------       ------
UNVESTED RESTRICTED STOCK AT SEPTEMBER 30, 2006   160,627        $9.23

PRO FORMA STOCK-BASED COMPENSATION 2005

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the fair value method of SFAS No. 123, the effect on the Company's net income (loss) in the three and nine months ended September 30, 2005 would have been the following:

                                                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            2005                 2005
                                                                     ------------------   -----------------
Net (loss) as reported                                                  ($  932,173)         ($2,199,253)
Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards                         ($  253,372)         ($  257,204)
                                                                        -----------          -----------
Pro forma net (loss)                                                    ($1,185,545)         ($2,456,457)
                                                                        ===========          ===========
Net (loss) per share: basic & diluted - as reported                     ($     0.82)         ($     2.41)
                                                                        ===========          ===========
Pro forma basic & diluted (loss) per share                              ($     1.05)         ($     2.69)
                                                                        ===========          ===========

5. COMMITMENTS AND CONTINGENCIES

In September, 2005 the Company entered into employment agreements with Chris Leach, the CEO of Loyalty Magic, John H. Lowry, the CFO of Catuity Inc and Alfred H. Racine III, the CEO of Catuity Inc. The agreements expire on December 31, 2007, July 1, 2007, and September 30, 2007 respectively. Under the terms of Mr. Leach's agreement, if Mr. Leach is terminated without cause he will receive 3 months salary which would represent a payment of $37,000. Under the terms of Mr. Lowry's agreement, if Mr. Lowry is terminated without cause he will receive 9 months salary which would represent a payment of $128,000. Under the terms of Mr. Racine's agreement, if Mr. Racine is terminated after a "Change of Control Transaction" he will receive severance in an amount equal to the greater of 12 months salary or the balance of his contract, which as of September 30, 2006 is 12 months and represents a payment of $262,500. If Mr. Racine is terminated without cause for any reason, other than a change of control, he will receive 1 month's salary which would represent a payment of $22,000.

6. ACQUISITION, CAPITAL RAISINGS, AND PRO FORMA INFORMATION

On September 1, 2005 Catuity Inc. completed the acquisition of all of the outstanding shares of Loyalty Magic Pty. Ltd. (Loyalty Magic), headquartered in Melbourne Australia. The Shareholders of Loyalty Magic received $2,700,000 (A$3,600,000) in cash and 335,000 shares of Catuity common stock in consideration for Loyalty Magic. The shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act of the United States. Loyalty Magic is now a wholly-owned subsidiary of Catuity. The acquisition of Loyalty Magic was reflected in the consolidated financial statements of the Company beginning September 1, 2005 and has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No 141, Business Combinations. Catuity's third quarter 2006 financial statements reflect three months of Loyalty Magic's operations, while the third quarter 2005 financial information included only the month of September 2005 results of Loyalty Magic's operations.

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

The following table details the amortization of the intangibles:

                                    Useful Life                                                                         2111 to
Annual Totals              Value      (Years)    Method *    2005      2006      2007      2008      2009      2010      2029
-------------           ----------  -----------  --------  --------  --------  --------  --------  --------  --------  --------
Trademarks               $ 566,700      30          SL     $  6,296  $ 18,888  $ 18,888  $ 18,888  $ 18,888  $ 18,888  $465,964
Software                   644,800       5       CF based    49,887   166,236   163,764   137,580    92,604    34,729        --
Customer Contracts         285,100       5       CF based    30,991    80,580    69,888    52,140    35,028    16,473        --
Customer Relationships     278,400      10       CF based    23,823    48,168    43,092    38,028    32,952    27,888    64,449
Non-compete agreements     158,300       5          SL       10,552    31,656    31,656    31,656    31,656    21,124        --
                        ----------                         --------  --------  --------  --------  --------  --------  --------
Totals                  $1,933,300                         $121,549  $345,528  $327,288  $278,292  $211,128  $119,102  $530,413
                        (* - SL = Straight line   CF based = Cash flow based)

Pro forma information for the Company and Loyalty Magic as if the acquisition had been completed on January 1, 2005 is as follows:

                  Three Month Period    Nine Month Period Ended
                 Ended Sept. 30, 2005        Sept. 30, 2005
                 --------------------   -----------------------
                      (unaudited)             (unaudited)
Revenue              $    456,573             $ 1,616,682
Net Loss             $ (1,536,911)            $(2,920,841)
Loss per share       $      (0.72)            $     (1.38)

7. MANAGEMENT PLANS

Catuity's primary business is providing a hosted loyalty and gift card processing solution for chain retailers and their partners. Our focus is primarily on retail organizations with 50 to 250 stores, a group commonly referred to as tier two retailers, and on smaller, tier three retailers through resellers. We offer member-based loyalty programs at the point-of-sale and gift card programs. These programs are designed to help retailers improve customer retention, add new customers and increase each customer's average spend amount.

Our operational priorities as a Company are in three areas.

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

Packaged Loyalty and Gift Card Products: Catuity also sells packaged products to broaden our offering to retailers. We believe there is demand in the chain world for packaged products, such as bundled loyalty, gift card and payments processing services. Packaged products are generally co-branded with the retailer, offered with a fixed set of benefits to the consumer, and at a pre-determined cost per unit to the retailer. It is important to note that introducing product packages does not require significant new development of our technology.

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

The Company has $639,707 in cash as of September 30, 2006. At the annual shareholders meeting in May 2006, shareholders approved the issuance of 400,000 shares of common stock at a minimum price of $6.25 per share. The Company did not issue the authorized shares due to the recent decline in share price levels below the required minimum price. As a result, pursuant to Australian Stock Exchange (ASX) Listing Rules, shareholder approval to issue the shares expired on August 12, 2006 and the 400,000 shares were not issued.

As discussed in the Company's second quarter Form 10-QSB, during the third quarter of 2006 the Company began the effort to complete a capital raise with outside investors. On October 26, 2006, the Company signed term sheets with Gottbetter Capital Master, Ltd. to raise $2.25 million through the issuance of preferred stock convertible into common stock, a note convertible into common stock and warrants. The Company expects to sign the definitive agreements for the capital raise the week of November 13, 2006. Additional information on the capital raise is included in the Management Discussion & Analysis section of this Form 10-QSB.

The Company, in accordance with SEC requirements, also expects to file for SEC review, a preliminary proxy with the SEC the week of November 13, 2006 for a special shareholder meeting to approve the capital raise. The proxy will be mailed to shareholders following completion of the SEC review. The Company plans to conduct a special meeting of shareholders, expected to be held in January 2007, to receive approval for the issuance of shares of preferred stock, common stock, and warrants for common stock associated with the capital raise.

The Company believes that in addition to funds currently on hand plus funds to be derived from its current capital raise, together with existing revenue opportunities and capital resources, that funds from additional financing activities (such as an acquisition or another capital raise) will be needed in order to finance anticipated liquidity needs through 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Catuity is a transaction processing company providing loyalty and stored value card processing services designed to increase retailers' profits earned from their customers. Catuity services customers in the U.S. and, via its subsidiary Loyalty Magic, in Australia.

The Company provides hosted, Application Service Provider (ASP) based systems that enable retailers to offer member-based loyalty programs. These programs can deliver customized discounts, rebates, cash back and other rewards, promotions, and points-based programs; all designed to help retailers find, keep and profit from their best customers.

The Company also provides its retail customers with a full range of stored value solutions. These solutions include proprietary gift card programs that work inside retailer stores as well as those which are processed on existing, open payments networks, specifically those operate by Visa USA, MasterCard and Discover.

In the U.S., our proprietary technology platform is known as the Catuity Advanced Loyalty System (CALS). CALS enables robust and highly customizable programs that work on a retailer's payment terminals and Electronic Cash Registers (ECR's) via their internal store networks. Throughout 2006, the Company has continued to integrate its CALS product into widely used terminal and point of sale platforms. The Company has completed integration to leading 32-bit terminal platforms sold by Verifone, Hypercom, Ingenico, and Lipman. Additionally, the company is introducing its own virtual terminal to service the growing demands of retailers who manage their point of sale through a standard PC. Our strategy is to continue to make it easier for new customers to connect to the Catuity platform. Management believes that this strategy will reduce the perceived IT risks that its retailer clients may have and gives us a competitive advantage over other providers.

In addition to providing services on our proprietary technology platform, Catuity offers credit and debit card processing services through a variety of third party payments processors.

Through the third quarter of 2006 the U.S. operations have focused on establishing CALS in the loyalty market for tier two retailers. To date, we have signed agreements in the U.S. with 10 clients which have the potential to deploy up to 1,800 locations in 2007. These clients are in various stages of deployment and range from a franchise restaurant chain, to a coalition marketing program, to a nationwide motorcycle dealer group. In addition to these direct sales relationships, Catuity has contractual relationships with six resellers, which includes the signing of a national independent sales organization (ISO) which came online in October and has begun deploying Catuity services to its customer base.

In the third quarter, and as we move into the fourth quarter of 2006, we have increasingly signed agreements with larger clients who have greater revenue potential. The Company plans to continue to demonstrate the viability of our product and the Company to prospects so as to continue on a path of increased sales with sizeable customers.

Our clients and prospects are divided between those who want to self-service their card programs and those who want managed services. Consequently, our sales effort is divided between these two types of prospects. As we have said publicly, our "sweet spot" clients are fast-growth chains, generally franchise models, which have 75-250 stores either in operation or under development. Development of our sales pipeline continues to demonstrate that this is an underserved market that tends to prefer managed services.

2006 SIGNIFICANT ACTIVITIES

In 2006, we completed investment in primary infrastructure for doing business in the U.S. This represented the end of the investment that began in 2005 when the company launched its current turnaround strategy. Today, this investment is reflected in three primary areas: completion of the core functionality of CALS; implementation of the necessary infrastructure to support our clients in North America; and completion of the work to meet or exceed industry standards for data security.

CALS has now been successfully deployed and is in use in the U.S. market. Our current level of functionality is competitive with alternatives in the market and customers and prospects recognize that our system meets all current standards. Importantly, our system is easy for customers to use to self-service their programs. This is an important competitive advantage and, we believe, over time reduces Catuity's cost to service its clients. Through feedback from our customers, we continue to make improvements to the system. Looking ahead, we continue to review new POS systems to which we want to integrate to broaden the markets that we serve. We are always looking to add functionality that makes our technology stronger than that of our competitors.

In the third quarter, we completed the set-up of all elements of our network management capability so that we are now able to support retailers' store locations across the U.S. and Canada. To minimize our capital outlays and to give us a competitive cost structure, we have relied on the services of specialized partners to broaden our capabilities and demonstrate our ability to service customers. For instance, we have contracted with HD Net, a division of Hypercom Inc., to provide national telecommunications services for our customers; LiveVault, a division of Iron Mountain Corp., to provide continuous network back-up services; and BRI, a specialized hosting facility. These vendor relationships are critical to our ability to provide scalable, cost effective solutions by relying on some of the best known names in our market.

Today, we meet the strictest of security standards our customers demand for operations, telecommunications, back up and disaster recovery. In November, Catuity completed the work necessary to gain compliance with Payment Card Industry (PCI) standards. As of the date of this filing, the Company has received confirmation of our compliance. We expect final documentation of our compliant data security practices by month-end. Management believes that we now have a solid foundation upon which to service our clients. In our industry, legal requirements and certification standards will continue to evolve and we are committed to maintaining the certifications that are vital to customers in adopting our technology.

Daily management of our R&D process shifted in the third quarter from our Sydney office to our Charlottesville, Virginia operational center. While the cost of R&D has declined, our commitment to investing in integration to established point of sale platforms is essential to our sales success. Increasingly, integration work is managed by our U.S. team as they are actively involved with crafting solutions for our clients and partners.

Catuity has been, and is, in the process of re-building its business in the United States. The Company's net loss in the third quarter of 2006 was $229,000 higher than in the same period last year. The increase in the loss compared to 2005 is principally attributable to: $105,000 of non-cash expense related to stock-based compensation due to the adoption of SFAS 123 (R); $64,000 of amortization expense related to the acquisition of Loyalty Magic; and $122,000 in additional sales expenses to increase our U.S. sales efforts; all of which was partially offset by a decrease of $206,000 for the expense of research and development as the initial development of Catuity's Advanced Loyalty System
(CALS) has been completed.

In Australia, a significant majority of businesses have a June 30 fiscal year end. As a result, Loyalty Magic's third quarter is usually slow because most retailers are recovering from fiscal year end discounting. Additionally, there are few significant marketing events for retailers in July - September.

As announced on August 30th, Loyalty Magic is ready to service the 163,000 merchants on the Australian Commonwealth Bank's XPOS platform. The bank provides credit and debit card processing services and a growing list of value-added services through the EFTPOS facility that create revenue-generating opportunities for merchants. Loyalty Magic's diverse range of loyalty programs is now available on this platform.

The Role of M&A

The Company believes that the ability to offer a bundled solution of products and services to retailers will enhance its ability to close new sales and retain existing customers. Interest continues in acquiring additional companies to diversify our product offering to retailers and achieve an operational critical mass. Catuity is most interested in acquiring companies that share its strategy of providing a range of transaction-based products to chain retailers. These products include loyalty programs, closed loop gift card programs; open network gift card programs; and credit and debit card processing. The Company continues to identify companies in these heavily fragmented markets that meet its acquisition criteria and exhibit growth characteristics. Many factors impact the timing, structure, pricing and potential to close such acquisitions. As the Company has previously disclosed, acquisitions carry diverse risks that could affect the timely execution of its strategy.

Capital Raise

Catuity expects to file a proxy disclosing the closing of a $2,250,000 raise of new capital in the form of a note convertible into shares of common stock, the issuance of preferred stock, and warrants for common stock during the week of November 13, 2006. The capital will be used to fund company operations, including the expansion of our sales and marketing function in the U.S. The Company conducted a "road show" for investors beginning in July. The response to the Company's efforts was positive and resulted in four term sheets being offered.

Regulatory uncertainty was a key factor in the amount, type and structure of capital that Catuity was able to raise. Specifically, the Company became aware, from investors and legal counsel, that the U.S. Securities and Exchange Commission was reviewing structured capital raises by small cap companies with a particular emphasis on those that were raising significant amounts of capital relative to their existing market capitalization. These factors created uncertainty in the eyes of investors and delayed the close of the capital raise, ultimately limiting the amount of capital that we could raise at this time. The Company recognizes that uncertainty over the capital raise contributed to volatility and a decline in the stock price. As this uncertainty continued, the depressed stock price ultimately increased the cost of raising capital at this stage. We believe that the capital we have raised will enable us to support our sales strategy into 2007. The company plans to raise additional capital in 2007.

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Catuity completed the acquisition of Loyalty Magic on September 1, 2005. As a result, the financial information for the three month period ended September 30, 2006 includes the operating results of Loyalty Magic while the financial information for the three month period ended September 30, 2005 includes only the month of September for Loyalty Magic.

REVENUE

Total revenues for the three month period ended September 30 ("third quarter") increased to $435,000 in 2006 compared to $174,000 in 2005. Although U.S. revenue has increased year-over-year, the $261,000 increase is principally attributable to the operations of Loyalty Magic. Processing revenues are generally recurring in nature and result from the hosting of loyalty and gift card programs on our servers and related on-going support for the customer's programs. In the third quarter, 79% of our revenue was from processing and hosting programs. Service revenue is generally non-recurring and results from one time projects for customers. Service revenue represented 16% of our revenue in the third quarter. License revenue consists of software license and maintenance fees for customers who operate our software on their own equipment. In the third quarter, 5% of our revenue came from licensing arrangements with our customers. Third quarter 2005 revenues consisted of approximately $140,000 in processing revenue; $10,000 in service revenue; and approximately $24,000 in license revenue.

COST OF PROCESSING REVENUE

Cost of processing revenue primarily consists of co-location facility costs, other processing costs, third party costs, salary and related expenses, office costs, and overhead for the staff that work on supporting customer programs. Of the $422,000 of cost of processing revenue in the third quarter of 2006, $195,000 was due to U.S. based cost and $227,000 related to Loyalty Magic. Cost of processing revenue in the third quarter of 2005 was $63,000 for Loyalty Magic with $85,000 related to building U.S. processing and customer support capabilities.

COST OF SERVICE REVENUE

Cost of service revenue primarily consists of employee salary and related costs, third party costs and overhead cost associated with the staff that works on special projects and software customization for customers. Cost of service revenue for the third quarter increased from $58,000 in 2005 to $74,000 in 2006. The $74,000 cost in the third quarter of 2006 related to project work performed for customers of Loyalty Magic.

COST OF LICENSE REVENUE

Cost of license revenue consists of the salary related expenses, overhead for client support and technical staff time spent on maintenance activities related to software that has been licensed to customers.

COST OF REVENUE - AMORTIZATION OF INTANGIBLES

The cost of amortization of intangible assets represents the monthly amortization expense from the purchase price of Loyalty Magic allocated to software that relates to processing. These intangible assets are amortized on a cash flow basis over the estimated useful life in years.

COST OF REVENUE - STOCK-BASED COMPENSATION

Cost of Revenue - stock-based compensation expense represents the costs related to equity based compensation awards under the Company's employee restricted stock and stock option plans in accordance with SFAS 123(R) for those employees whose compensation cost is charged to cost of revenue.

RESEARCH AND DEVELOPMENT

Research and Development expenses consist primarily of salaries, employee benefits and overhead cost for work on upgrades and future releases of the Company's software. Research and Development expenses were $111,000 in the third quarter of 2006 compared to $317,000 in the third quarter of 2005. The decrease of $206,000 is attributable to a write-off of in-process R&D expense in conjunction with the Loyalty Magic acquisition.

RESEARCH AND DEVELOPMENT - STOCK-BASED COMPENSATION

Research and Development - stock-based compensation expense represents the costs related to equity based compensation awards under the Company's employee restricted stock and stock option plans in accordance with SFAS 123(R) for those employees whose compensation cost is charged to research and development.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, and related overhead costs of the Company's sales and marketing departments. Sales and marketing expenses increased $122,000, or 110%, in the third quarter of 2006 compared to the third quarter of 2005. Approximately $40,000 of the increase was from the addition of Loyalty Magic, while approximately $82,000 of the increase was principally due to salary, employee benefits, and office costs associated with the growth of Catuity's U.S. sales staff in 2006 compared to 2005.

SALES AND MARKETING - AMORTIZATION OF INTANGIBLES

The cost of amortization of intangible assets represents the monthly amortization expense from the purchase price of Loyalty Magic allocated to customer contracts and customer relationships. The intangible assets of customer contracts and customer relationships are amortized on a cash flow basis over their estimated useful life in years.

SALES AND MARKETING - STOCK-BASED COMPENSATION

Sales and Marketing - stock-based compensation expense represents the costs related to equity based compensation awards under the Company's employee restricted stock and stock option plans in accordance with SFAS 123(R) for those employees whose compensation cost is charged to sales and marketing.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, general overhead costs and professional services fees related to the management of the company. General and administrative expenses increased $72,000, or 16%, in the third quarter of 2006 compared to the third quarter of 2005 due principally to the addition of Loyalty Magic.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations with proceeds from the issuance of common stock and cash collections from customers. As of September 30, 2006, the Company had approximately $640,000 in cash and cash equivalents, a decrease of $319,000 from the cash balance on December 31, 2205. The decrease is due to cash utilization of approximately $2,565,000 during the first nine months of the year, partially offset by a short tem investment of approximately $2,246,000 held at December 31, 2005 which matured during this nine month period.

Net cash used in operating activities was $2,449,000 for the nine month period ended September 30, 2006 compared with $1,849,000 for the nine month period ended September 30, 2005. The $600,000 increase is attributable to an increase of $1,265,000 in the 2006 net loss over 2005. Much of the loss experienced in the first three quarters of 2006 is attributed to increases in non-cash expenses for depreciation and amortization of $240,000, and an increase in stock-based compensation of $450,000.

Cash from investing activities was $2,114,000 for the nine month period ended September 30, 2006 compared with a usage of $6,148,000 for the nine month period ended September 30, 2005. The cash from investing activities in 2006 was from the maturity of a short term investment of $2,246,000 during the period, offset by purchases of property and equipment of $132,000. Of the $6,148,000 of cash used in 2005, $5,971,000 was for the purchase price and associated legal, accounting, and other professional services incurred in the acquisition of Loyalty Magic, and $177,000 for the purchase of property and equipment.

Net cash used in financing activities in the nine months of 2006 is due to repayment of fractional shares in conjunction with the Company's reverse stock split in November 2004 and approximately $7,358,000 in 2005 in conjunction with the Loyalty Magic acquisition.

The Company has $639,707 in cash as of September 30, 2006. At the annual shareholders meeting in May 2006, shareholders approved the issuance of 400,000 shares of common stock at a minimum price of $6.25 per share. The Company did not issue the authorized shares due to the recent decline in share price levels below the required minimum price. As a result, pursuant to Australian Stock Exchange (ASX) Listing Rules, shareholder approval to issue the shares expired on August 12, 2006 and the 400,000 shares were not issued.

As discussed in the Company's second quarter Form 10-QSB, during the third quarter of 2006 the Company began the effort to complete a capital raise with outside investors. On October 26, 2006, the Company signed term sheets with Gottbetter Capital Master, Ltd. to raise $2.25 million through the issuance of preferred stock convertible into common stock, a note convertible into common stock and warrants. The Company expects to sign the definitive agreements for the capital raise the week of November 13, 2006.

The Company, in accordance with SEC requirements, also expects to file a preliminary proxy with the SEC the week of November 13, 2006 for a special shareholder meeting to approve the capital raise. The proxy will be mailed to shareholders following completion of the SEC review. The Company plans to conduct a special meeting of shareholders, expected to be held in January 2007, to receive approval for the issuance of shares of preferred stock, common stock, and warrants for common stock associated with the capital raise.

The Company believes that, in addition to funds currently on hand plus funds to be derived from its current capital raise, together with existing revenue opportunities and capital resources, that funds from additional financing activities (such as an acquisition or another capital raise) will be needed in order to finance anticipated liquidity needs through 2007.

CONTRACTUAL OBLIGATIONS

The following table presents ours contractual obligation and commitments as of January 1, 2006 over the next 5 years.

Contractual Obligations:     Total      2006       2007       2008     2009   2010
------------------------   --------   --------   --------   --------   ----   ----
Operating Leases           $221,710   $143,268   $ 93,040   $  2,274    --     --
Capital Leases               33,188     23,566      9,622         --    --     --
                           --------   --------   --------   --------   ---    ---
   Total                   $254,898   $166,835   $102,662   $  2,274    --     --
                           ========   ========   ========   ========   ===    ===

There have been no material changes in our obligations in 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 as of December 31, 2005. The Company's disclosure controls and procedures are designed to ensure: (1) that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified by the SEC and (2) that information required to be disclosed is accumulated and communicated to the Company's management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006. The disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as required on a timely basis. The Chief Executive

Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.

There has not been any change in the Company's internal controls during the 3rd quarter ending September 30, 2006 that materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Date: November 14, 2006

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