Form 10KSB
period 2006-12-31
CATUITY INC
filed 2007-04-02
CIK 1109740

2006
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(MARK ONE)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-30045
CATUITY INC.
(Name of small business issuer in its charter)

DELAWARE	38-3518829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Preston Ave., Ste. 302, Charlottesville, VA	22902
(Address of principal executive offices)	(Zip code)
Issuer’s telephone number (434) 979-0724
Securities registered under section 12(b) of the Exchange Act:
Common Stock, par value $.001 per share   NASDAQ Capital Market
Securities registered under section 12(g) of the Exchange Act:
None.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $1,948,800.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of 2/28/07, 2,098,369 shares were held by non-affiliates. The aggregate market value as of that date, based on the $3.21 closing stock price as of 2/28/07, was $6,735,764.
The number of shares outstanding of the Registrant’s Common Stock, as of February 28, 2007 was 2,309,843 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

CATUITY INC.
FORM 10-KSB
For the Year Ended December 31, 2006

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
PART I
The Company’s annual report on Form 10-KSB , quarterly reports on Form 10-QSB , current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are made available free of charge through the Company’s website, located at http://www.catuity.com , as soon as reasonably practicable after reports have been filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains an Internet site at http://www.sec.gov where these reports and other information about the Company can be obtained.
Item 1. Description of Business
OUR BUSINESS
     Catuity is a loyalty and gift card processor targeting the needs of chain retailers and their partners. Our focus is primarily on retail organizations with 75 to 250 stores, a group commonly referred to as tier two retailers, and on smaller, tier three retailers through resellers. We offer member-based loyalty programs at the point-of-sale (POS) and gift card programs. These programs are designed to help retailers improve customer retention, add new customers and increase the average amount spent by customers.
     Our operational priorities as a Company are in three areas.
     Loyalty and Gift Card Processing: We believe the U.S. market is adopting the type of technology that Catuity offers. There is an apparent demand for a turnkey solution for small to mid-sized chains and small merchants and through resellers, including merchant services companies, Independent Sales Organizations, marketing companies and operators of coalition loyalty programs in local markets. This is a good fit for Catuity because we believe that we have an efficient and flexible processing platform with an operational capability that provides a turnkey product.
     Packaged Loyalty and Gift Card Products: Catuity also sells packaged products to broaden our offering to retailers. We believe there is demand in the chain world for packaged products, such as bundled loyalty, gift card and payments processing services. Packaged products are generally co-branded with the retailer, offered with a fixed set of benefits to the consumer, and at a pre-determined cost per unit to the retailer. It is important to note that introducing new product packages does not require significant new development of our technology.
     Acquisitions: Acquiring profitable and cash flow positive operating businesses remains important to our strategy. Catuity continues to seek the acquisition of complementary businesses such as traditional loyalty services, database marketing, direct marketing and processing technology and services firms. The addition of these businesses would expand our product offering to clients and prospects.

INDUSTRY
     Catuity competes in the loyalty market within the retail industry at the intersection of three significant and positive trends in retailing: the POS market; rising gift card usage; and the growing budgets of retailers to enhance sales by driving loyalty among new and prospective customers.
     POS Spending by Retailers: The Catuity Advanced Loyalty System (CALS) works by installing a proprietary application at the point of sale inside a retailer or merchant’s stores. We believe retailers are cautious about changes which affect their ability to accept payment. As such, Catuity gives priority to sales prospects which have already decided to upgrade their POS systems, be it in hardware, software or both. Catuity may benefit when a POS upgrade is already anticipated because it has the potential to shorten the sales and deployment cycles. We believe that chain retailers are continuing to aggressively upgrade their POS systems. Generally speaking, the lifecycle of POS upgrades continues to shorten. Hardware is generally expected to be replaced in a 5-7 year cycle at a typical chain store retailer, while software applications are replaced more quickly based on advancements and new functionality. Catuity benefits from these positive trends.
     Gift Card Usage Trends: In recent years, stored value cards have become one of the most sought after products at retailers. Gift cards are viewed as a key customer acquisition tool since they are typically purchased by a friend or relative and given to a potential shopper in lieu of cash. For retailers, gift cards have become vital to their success during the active Christmas holiday season and throughout the year. In its annual year-end survey of consumers, the National Retail Federation (www.nrf.org) estimated that consumers spent at least $24.8 billion in value during the 2006 holiday season. Gift cards are not just a seasonal business. They are a year-round part of the strategy of retailers and a key profit center.
     Retailers Emphasize Loyalty in Growth Strategy: Since Catuity entered the North American market in 2000, loyalty has evolved from an emerging strategy to an established practice and budgeted expenditure for retailers. Estimates of the size of the loyalty market vary widely and are often interchanged with estimates of the customer relationship management (“CRM”) market. These estimates can include everything from direct marketing services, branding and call center support to technology spending. Catuity defines our services to enable loyalty as the application, creation and management of the individual profile created when a customer joins a membership or reward program; and the transactional support necessary to make a loyalty program work seamlessly at the point of sale. Today, this does not include full-service database management, direct mail support, web-related services and full service analytics. These are capabilities that the Company expects to add in the near future through new development and acquisition.
     For the services that we offer today, merchants (those with one to 25 locations) spend an average of $850 to $1,100 annually per store on basic loyalty programs. These fees are often charged in the form of a flat monthly subscription and transactional service for a turnkey program. While Catuity targets this market through resellers and referral, such as merchant services providers, we believe there is a potential market of at least 1.2 million small merchants — about one in four of the total market — in North America who do not yet have a loyalty or gift card solution. Using the lowest estimates for each, we believe that the small merchant market will spend at least $750 million on loyalty and gift card solutions annually. As Catuity expands our sales focus beyond our core market, we believe the size of our opportunity will increase.
     By the same measure, chain store retailers, which Catuity targets through direct sales, spend an average of $3,700 to $6,900 per store annually for the services which we sell to support loyalty and gift card solutions.
BUSINESS SEGMENTS
     Catuity conducts all of its business in a single business segment — providing loyalty and gift card technology along with related services to retailers and their partners.
PRODUCTS AND SERVICES
     During Catuity’s last two fiscal years, its revenue by type of product or service has been as shown below:

	2006	2006	2005	2005
Revenue Type	Amount	%	Amount	%
Processing	$1,409,698	72%	$510,826	52%
Service	354,815	18%	404,611	41%
License	184,287	10%	65,485	7%

Total Revenue	$1,948,800	100%	$980,922	100%
     In 2004 and 2005, Catuity underwent a major shift in business focus which directly impacted our full year results. In 2004, the Company learned that one of its clients, a large U.S. retailer, was discontinuing its use of smart cards. As a result, Visa USA determined that it would discontinue the development of its Smart Visa Rewards Platform and phase out the platform’s operations during 2004. Catuity’s loyalty software was a key component of the platform and this Visa-issuing retailer represented the vast majority of the Company’s revenue. The Company then embarked on an extensive effort to replace its existing technology with the new Catuity Advanced Loyalty System, or CALS. That system was designed to be architecturally flexible to meet the changing needs of clients and prospects.

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
     In 2006, the Company was successful in deploying its new technology for customers; in establishing marketing partnerships; in establishing a defined sales pipeline; completing a series of application programmer’s interfaces (APIs) to streamline the process of integration to our system; in completing the major development objectives for CALS, and in securing a set of clients which are useful references for securing new customers.
     Most retailers are interested in achieving one or more of the following from their loyalty and reward programs:
-	Increasing the wallet-share of existing customers (tapping into the money that customers are spending at similar retailers)

-	Increasing basket lift (giving customers reasons to spend more on targeted products and categories);

-	Improving gross margin (giving customers reasons to buy higher margin products);

-	Increasing customer purchase frequency (driving customers back to the store more often); and

-	Increasing customer response rates.
Our loyalty technology, CALS, provides the capabilities retailers need to achieve these goals via:
-	Launching and managing membership-based programs;

-	Managing points-based programs;

-	Delivering discounts or rebates based on shopping behavior; and

-	Offering customizable gift card programs which can be enhanced with loyalty functionality.
     Catuity provides easy store-level deployment of its technology. We have proactively invested in a series of integrations to major point of sale platforms and have introduced secure APIs that we believe significantly reduce the time and expense of integration to our platform by retailers and other third parties.
COMPETITION
     Catuity is focused on enabling loyalty and gift card programs in its markets where budgets for programs are established – not emerging. Catuity’s prospects do not lack options in how they choose to spend their budgets to acquire, retain and upsell their customer relationships. We have found that they make one of three financial and strategic choices in executing their loyalty strategy. These are:
-	IN-HOUSE SOLUTION: Retailers, especially the largest, often seek competitive advantage by custom development of proprietary in-house solutions. This is generally done in conjunction with loyalty consultancies, database service firms and IT service firms. This is not a primary market for Catuity due to the typically lengthy and complex sales cycle and the strict financial requirements placed on the provider, which tend to exclude smaller companies. While Catuity does not actively target tier one retailers or custom installation projects, we will provide this option at the request of our target customers.

-	HOSTED SOLUTION: Retailers, especially those in our sweet spot market of 75-250 locations, favor a turnkey hosted solution which enables them to minimize capital investment; avoid the need for large, specialized IT; and reduce the risks associated with complex integration, deployment and upgrades. This market typically prefers a hosted solution which allows them to customize their programs — not their technology — to be aligned with the retailers’ merchandising and branding strategy. Many players, including payments processors, gift card solutions providers and marketing services firms are generally focused by vertical market.

-	PROGRAM-BASED SOLUTION: Retailers actively participate in promotional programs which are generally designed to drive a single type of customer behavior, such as new account acquisition, customer retention, or target the sale of specific products. These programs are generally attractive because they have a defined cost, require little to no technology adoption and do not require complex back-end technology to manage beyond a specific promotion. Catuity does not compete in this market.

     We believe our ability to be successful depends on many factors including:
-	Our ability to establish a clear business case that is aligned with the strategy of our client and which has a clearly defined return on investment.

-	Our ability to successfully market the features of our product and to continually make it easier for our clients to use.

-	Our ability to continually expand our reputation and credibility in our markets and to differentiate Catuity from the many competitive alternatives.

-	Our ability to leverage marquee client relationships to establish a more visible presence in North America and Australia.

-	Our ability to execute on schedule and on budget and to consistently exceed our customers’ ongoing service requirements.
     Catuity provides our customers and key prospects with a range of flexible options. CALS is a robust and flexible platform which enables our customers to create, manage and measure the success of their proprietary loyalty programs.
DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS
     Revenue from two of Loyalty Magic’s customers each exceeded 10% of Catuity’s revenue (AMCAL at 24% and API at 20%) and, in total, represented approximately 44% of revenue in 2006. In 2005, revenue from two of Loyalty Magic’s customers each exceeded 10% of Catuity’s revenue (AMCAL at 15% and API at 13%) and, in total, represented approximately 28% of revenue.
RESEARCH AND DEVELOPMENT
     Catuity’s product development efforts in 2006 were primarily focused on completing a fully market ready processing platform, CALS. The Company has enhanced existing functionality while constantly striving to make the system easier to use by retailers who generally lacked large or sophisticated technology departments. In 2006, the Company enhanced the management reporting capabilities of the system; continued to expand the number of POS systems to which we integrate and added new functionality that helped us deliver a technologically advantaged product in our markets. In 2006 our research and development expense was $495,906 and in 2005 it was $751,679.
     Catuity believes that focus and consistent application of some basic design principles will ensure that we deliver a product that is strategically advantaged in our markets. To that end, the Company’s management balances every proposed development project against four design principles. These principles are:
-	EVERY DEVELOPMENT PROJECT SHOULD GIVE OUR CUSTOMER CONTROL OF THEIR PROGRAMS. This is important because retailers of all sizes want to be able to quickly and easily implement measure and modify their marketing and loyalty programs. Because we are delivered in an ASP model, a key element of our R&D strategy is to always make it simpler and more intuitive for our customers to use the technology.

-	EVERY DEVELOPMENT SHOULD OFFER SUPERIOR DATA SECURITY. The security of customer information remains a major concern among retailers and payments industry players. Catuity addresses the security of our own system through the training of our people; clearly drafted policies and procedures; ongoing review and discussions with our customers about their best practices; and compliance with industry standards. Catuity has certified its U.S. operations as being compliant with industry standards around customer data security.

-	EVERY DEVELOPMENT SHOULD NOT IMPACT THE TIME OF THE TOTAL TRANSACTION. Because our programs work at the point of sale, it is critical that our technology never slow down the checkout process. Retailers equate delays at the checkout with lost business. Our technology, which requires a proprietary application to be installed at the POS, is designed to operate under the ISO 8583 message format, simultaneously with the approval of the payment transaction. Before any version of our applications are released, they are tested and improved to streamline the total transaction time so that Catuity never hurts the checkout time of one of its customers.

-	EVERY DEVELOPMENT SHOULD MINIMIZE OR ELIMINATE INTEGRATION AND OTHER IT-RELATED RISKS FOR OUR CUSTOMERS. Like most buyers of technology driven solutions, retailers assess the total cost of deploying and managing a solution. Our investment in our Application Program Interface (“API”) development and integration with market-standard protocols is designed to reduce the upfront cost of doing business with Catuity. These upfront costs can act as a deterrent to a buying decision. We believe that a critical success factor in transaction-driven companies is to make it easy for customers to start doing business with us.

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
     We file patent and trademark applications to protect our innovations and to protect the business from legal action by others. Patents also provide recognition for our innovations, demonstrate our capabilities, and reflect the expertise of our employees. We see patents as part of our marketing strategy as they help convince others that we are indeed specialists in our field.
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
     The Company has registered “Catuity” as a service mark (registration number 2621889) and as a trademark (registration number 2615770) with the US Patent and Trademark Office (USPTO). Currently the service mark “Lift Card” (serial number 78770277) is pending at the USPTO.
SALES BACKLOG AND PIPELINE
     As of December 31, 2006, the Company had 2,000 potential deployable locations signed in the U.S. market, through our direct sales efforts to chain retailers, franchise and merchant groups. A potentially deployable store includes signed clients, franchise groups where we have won the right to market to independent franchises, ongoing pilots and merchant groups in which we have referral agreements. As always, we caution investors that deployment schedules are uncertain in our business and that Catuity has limited control over when a client executes a store-level deployment. As of this filing, the Company has a defined and growing prospect base of companies which we are targeting for the purchase of loyalty programs, gift card programs or credit and debit card processing, or a bundle of those services. Our contracts are typically for a minimum of three years and are generally exclusive. Last year, we gained traction in the large and growing reseller market in the U.S. To date, we have reseller agreements with five resellers. These resellers are strategically designed to give Catuity access to non-core markets. As of December 31, 2006 reseller agreement ranges from 3-5 years in length and is generally exclusive. These resellers have generally been independent sales organizations (ISO), agent groups, who have a defined geographic territory. We are also in discussion with channel partners. These prospective channel partners typically provide proprietary software and related services to a vertical market within retailing, but do not offer the same products and services sold by Catuity. We are seeking an exclusive or proprietary relationship to market our products as a fully integrated product to their existing and new customers. We do not expect revenue to be generated from these channel opportunities until at least the second half of 2007.
     In Australia, we continue to see success in cross-selling our marketing services to existing customers. We have 4-6 existing clients in our subsidiary, Loyalty Magic, with which we are pursuing expansion of the range of loyalty related services that they purchase to support their programs. These efforts have improved our mix of recurring revenues and we believe will give us the opportunity to improve our margin in

2007. Additionally, we continue to expand our integration to leading bank-owned payment networks to increase the number of merchants and retailers that we can reach. As of December 31, 2006 we have secured agreements with various Australian banking systems to reach over 50% of the Australian retail market. These banks provide credit and debit card processing services and a growing list of value-added services through their EFTPOS facilities that create revenue-generating opportunities for merchants. Loyalty Magic’s diverse range of loyalty programs is now available on these platforms. Management believes we will increase our market penetration in 2007.
REVENUE AND ASSETS BY GEOGRAPHIC LOCATION
     The Company’s assets are located at its headquarters in Charlottesville, VA along with its offices in Denver, CO, Melbourne, Australia and in Sydney, Australia.

Revenue by Geographic Location:	2006	2005*
Catuity Inc. (US operations)	12%	8%
Loyalty Magic (Australia operations)	88%	92%

*	- Loyalty Magic, the source of all our Australian revenue, was acquired in September 2005 and only had four month’s activity for the year ended 2005.
EMPLOYEES AND FACILITIES
     As of December 31, 2006 we had 35 full time employees, 14 of which are located in the U.S. and 21 of which are located in Australia. We expect the number of full time employees in the U.S. to increase in 2007. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be very good. Our corporate headquarters is located in Charlottesville, Virginia.
Item 2. Description of Property
     During 2006, our corporate headquarters was located in leased facilities in Livonia, Michigan (a suburb of metropolitan Detroit). The property consisted of approximately 1,500 square feet of office space with a lease expiring in February, 2008. In January 2007, we relocated our corporate headquarters to leased facilities in Charlottesville, VA consisting of approximately 1,000 square feet of office space. The facilities are leased through September 2007. Our Client Management department is also located in our Charlottesville office.
     Our Sales department is located in leased facilities in Denver, CO consisting of approximately 800 square feet of office space. The facilities were leased for a two year period ending in December, 2007.
     Our primary office in Australia is Loyalty Magic’s premises that are located in leased facilities in Melbourne, Victoria consisting of approximately 3,460 square feet of office space. The facilities are leased for a term of 5 years beginning August 1, 2002 with an option to extend the lease term for an additional five years.
     We also have a Research and Development center located in leased facilities in Sydney, Australia, consisting of approximately 330 square feet. Our lease agreement expired on December 28, 2005 and has continued on a month-to-month basis.
Item 3. Legal Proceedings
Catuity was not a party to any legal proceedings during 2006 or as of the date of filing of this Form 10-KSB.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     Catuity (“CTTY”) was listed on the NASDAQ Capital Market on December 1, 2000. Chip Application Technologies (then named Card Technologies Australia) was listed on the Australian Stock Exchange (“ASX”) under the trading symbol “CAT” from July 11, 1997 to November 22, 1999. On November 23, 1999, upon Catuity’s acquisition of Chip Application Technologies, Catuity replaced Chip Application Technologies as the listed entity on the ASX under the same trading symbol. We continue to be traded on the ASX. Also, 256,520 shares of common stock were issued on September 1, 2005 to existing Australian stockholders and Australian institutional buyers pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

     Our high and low sales prices on the ASX and NASDAQ for each quarter within the last two fiscal years are shown below, both in Australian dollars and in U.S. dollars.

	SYMBOL - CAT		SYMBOL - CATN		SYMBOL - CTTY
	HIGH	LOW	HIGH	LOW	HIGH	LOW
PERIOD	(AUSTRALIAN $)	(AUSTRALIAN $)	(AUSTRALIAN $)	(AUSTRALIAN $)	(UNITED STATES $)	(UNITED STATES $)
2005
First Quarter	$7.00	$3.90	N/A	N/A	$8.30	$3.47
Second Quarter	$18.50	$4.50	N/A	N/A	$22.58	$3.75
Third Quarter	$23.00	$10.50	$13.50	$10.50	$20.39	$8.53
Fourth Quarter	$14.20	$9.25	$11.00	$7.50	$12.10	$5.97

2006
First Quarter	$11.00	$8.00	$10.00	$5.75	$9.17	$5.68
Second Quarter	$10.00	$5.00	$8.00	$3.00	$8.03	$4.49
Third Quarter	$7.00	$3.50	$5.00	$3.00	$4.97	$3.06
Fourth Quarter	$7.50	$4.00	$5.20	$3.00	$6.19	$3.14
     As of December 31, 2006 there were approximately 2,000 stockholders of record of our common stock as reported to us by Computershare Investor Services, our transfer agent.
DIVIDEND POLICY
     The Company has never paid any cash dividends on its common stock, and currently does not intend to pay any cash dividends on common stock. The Company has paid dividends on its shares of convertible preferred stock beginning December 1, 2006.
     Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, the results of operations, capital requirements, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, the terms of the 10% convertible preferred stock restricts the Company’s ability to pay dividends on its common stock. The holders of the 10% convertible preferred stock are entitled to receive cumulative preferential cash dividends at the rate equal to 10% of the purchase price of the preferred stock payable monthly in arrears, on the first day of each month. The Company may not pay any dividends on its common stock before all dividends are paid on the 10% convertible preferred stock.
EQUITY COMPENSATION PLAN INFORMATION
     The following tables reflect information about the securities authorized for issue under our equity compensation plans as of December 31, 2006.

NUMBER OF SECURITIES
REMAINING
	NUMBER OF		AVAILABLE FOR FUTURE
	SECURITIES		ISSUANCE UNDER
	TO BE ISSUED	WEIGHTED-	EQUITY COMPENSATION
	UPON	AVERAGE	PLANS
	EXERCISE OF	EXERCISE	(EXCLUDING SECURITIES
	OUTSTANDING	PRICE OF	REFLECTED IN
	OPTIONS	OUTSTANDING OPTIONS	COLUMN (A)
PLAN CATEGORY:	(A)	(B)	(C)
Equity compensation plans approved by security holders:
The 2000 Employee Stock Option Plan	232,181	$18.81	67,221
The 2000 Non-employee Director Stock Option Plan	23,667	$14.66	34,250
2005 Employee Restricted Stock Plan	N/A	N/A	119,000
2005 Non-employee Director Restricted Stock Plan	N/A	N/A	24,848
Equity compensation plans not approved by security holders:	-0-	-0-	-0-
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

CATUITY’S BUSINESS
     Catuity provides loyalty and gift card processing services to retailers which are designed to increase the profit they earn from their customers at the Point of Sale (POS). The Company sells a hosted, Application Service Provider (ASP) based system that enables the processing of member-based loyalty programs that can deliver customized discounts, promotions, rewards and points-based programs designed to help retailers find, keep and profit from their best customers. The Company also enables gift card solutions. The system enables robust and highly customizable programs which work on a retailer’s payment terminals and Electronic Cash Registers (ECR) via their internal store networks. Catuity has proactively integrated to leading POS systems because we believe that this strategy will reduce the perceived IT risks for its retailer clients. This is consistent with our four design principles discussed above in the Research and Development section of this Form 10-KSB.
OVERVIEW OF SIGNIFICANT ACTIVITIES
     Catuity completed several important steps in executing our strategy. As previously stated in this 10-KSB, in 2006, the Company was successful in deploying its new technology for customers; in establishing marketing partnerships; in establishing a defined sales pipeline; completing a series of APIs to streamline the process of integration to our system; and in completing the major development objectives for CALS.
     On November 22, 2006, we concluded a definitive securities purchase agreement with Gottbetter Capital Master, Ltd. and BridgePointe Master Fund Ltd. (“Investors”). Pursuant to the securities purchase agreement, we issued the Preferred Shares, the Senior Notes and the Warrants, as follows:

				Gross
				Cash
			Preferred	Proceeds
Investor	Senior Notes	Warrants	Shares	to Catuity
Gottbetter Capital Master, Ltd.	$1,111,112	220,459	432.10	$1,388,890
BridgePointe Master Fund Ltd.	688,888	136,684	267.90	861,110
Totals	$1,800,000	357,143	700.00	$2,250,000
     Applicable securities listing rules of the Australian Stock Exchange and Nasdaq Capital Market require that we obtain approval from our stockholders for any conversion rights for the Senior Notes and Preferred Shares, and exercise rights for the Warrants, that would result in more than 335,000 shares of Common Stock being issuable on conversion or exercise of the foregoing securities. Accordingly, such exercise or conversion rights are specifically subject to obtaining stockholder approval. We agreed with the Investors that we would convene the Special Meeting to seek this approval, and recommend to our stockholders that such approval be given. In addition, the transaction documents limit each Investor’s beneficial ownership of Catuity to no more than 4.99% at any given time, subject to the Investor’s waiver of such restrictive covenant upon giving advance notice to us.
     On February 5, 2007 our stockholders approved our 2006 Financing pursuant to Marketplace Rule 4350(i)(1)(D) of the Marketplace Rules promulgated by the National Association of Securities Dealers, Inc. and Australian Stock Exchange Limited Listing Rule 7.1. Our 2006 Financing consisted of the issuance of an aggregate of (a) US$1.8 million face amount of 10% Senior Convertible Notes ( the “Senior Notes”), (b) 700 shares of Series A Convertible Preferred Stock (stated amount US$1,000 per share, or US$700,000 in the aggregate) (the “Preferred Shares”), and (c) Warrants to acquire 357,143 shares of Common Stock (at an initial exercise price of US$3.58 per share) (the “Warrants”). We issued the foregoing at a discount of 10% off face or stated value, for total cash in the amount of US$2.25 million. As approved by our stockholders, the Senior Notes and Preferred Shares will be convertible into an aggregate of 769,230 shares of Common Stock, at a conversion price of US$3.25 per share. This approval also covers shares that may additionally be issuable pursuant to certain “anti-dilution” rights included in the Senior Notes, Preferred Shares and Warrants, as well as any shares that may be issued on conversion of accrued and unpaid interest or dividends.
     Our progress in 2006 was based upon significant investment made in 2005 to build infrastructure and add key team members to grow our business. On July 18, 2005, the Company’s stockholders approved the acquisition of Loyalty Magic Pty. Ltd. and the issuance of 700,000 shares of common stock to raise capital for the cash portion of the acquisition purchase price as well as for working capital purposes. On September 1, 2005 the Company completed the acquisition and raised $5.25 million USD (A$7.0 million). Additionally, we completed a second, smaller capital raise on September 19, 2005 for $2.025 million (270,000 shares of common stock) on the same terms as the September 1, 2005 capital raise. As a result, Catuity increased its cash balance to $4.39 million and its stockholders’ equity to $9.2 million following the acquisition of Loyalty Magic and capital raises. Loyalty Magic’s business is an excellent fit with the loyalty processing business that Catuity is establishing in North America.
     Catuity also made significant progress in executing its transition to a loyalty processor in 2005 and 2006. As previously disclosed, in early 2004, management determined it was necessary to substantially revise its corporate strategy away from the struggling smart card market and began work on a new strategy to position the company as a provider of member-based loyalty and gift card solutions to tier two and tier three retailers in the U.S., Canada and Australia. Today, the Company is focused on delivering loyalty and gift card programs to retailers (and their partners) at the point of sale. The company is focused on the needs of retailers who have a preference for purchasing a hosted solution over an in-house solution. The Company has targeted its sales at retailers who are looking for programs which improve customer retention, increase customer spending in targeted categories along with increasing average per visit sales and improve the frequency of their visit. One of the

Company’s strengths lies in helping retailers execute merchandising strategies, especially those which want to switch consumers from buying branded product to higher-margin private label products. To date, the Company has qualified prospects which meet its criteria and are focused on making sales proposals to those who are expected to make a buying decision in 2007.
     As previously noted, the Company is also actively focused on completing one or more additional acquisitions in 2007. The Company’s focus is on acquisition candidates that are in lines of business that fit with Catuity’s strategy, have positive cash flow and are profitable. The Company continues to have discussions with numerous parties about possible business combinations. Many factors impact the timing, structure, pricing and potential to close such transactions. As the Company has previously disclosed, acquisitions carry diverse risks that could affect the timely execution of its strategy. The Company does not expect to reach its performance goals by year-end 2007 unless it is able to consummate 1-2 acquisitions of profitable companies in the U.S. in 2007.
FISCAL YEAR ENDED 2006 COMPARED TO 2005 (all figures in USD and rounded to nearest $1,000)
     On 1 September 2005, Catuity completed its acquisition of Loyalty Magic Pty. Ltd. As a result, Catuity’s 2005 financial statements reflect twelve months of Catuity’s operations and four months of Loyalty Magic’s operations.
     Total revenues in 2006 were $1,949,000, an increase of $968,000 or 99%, over 2005. The increase relates to revenue from Loyalty Magic following its acquisition on September 1, 2005 ($1,713,000 of 2006 revenue). As described above, on September 1, 2005 the Company completed its acquisition of Loyalty Magic, an Application Service Provider (ASP) of loyalty and Customer Relationship Marketing (CRM) software and services on a hosted basis, located in Melbourne Australia. The addition of Loyalty Magic in 2005, resulted in the significant changes in the types of, and ways in which, the Company generates revenue.

			Change
			from 2005
Revenue	2006	2005	to 2006
Processing	$1,410,000	$511,000	$899,000
Service	355,000	405,000	(50,000)
License fees	184,000	65,000	119,000
Total	$1,949,000	$981,000	$968,000
     The cost of processing and service revenues primarily consists of salaries, employee benefits, related expenses and office overhead for the customer implementation and support staff for the portion of their time spent on processing and service related activities. In 2006 the cost of processing revenue exceeded processing revenue due to the expense of building up infrastructure to support the commercialization of the CALS product that was introduced that year. As the deployments from the sales pipeline increase in the future we expect processing revenue to exceed the costs associated with it.

			Change
			from 2005
Cost of Revenue	2006	2005	to 2006
Processing	$1,771,000	$533,000	$1,238,000
Service	299,000	233,000	66,000
License fees	—	21,000	(21,000)
Amortization of intellectual property	176,000	50,000	126,000
Stock-based Compensation	55,000	20,000	35,000
Total	$2,301,000	$857,000	$1,444,000
     Cost of license revenue primarily consisted of salaries, employee benefits, related expenses and overhead for our client support staff along with the technical staff’s time spent on maintenance activities related to licensed software to customers.
     Research and Development expenses consist primarily of salaries, employee benefits and overhead cost, incurred primarily by our technical staff for the portion of their time spent furthering the development of our various software products. Research and development expenses decreased $256,000, or 34%, to $496,000 for the year ended December 31, 2006 from $752,000 for the year ended December 31, 2005. The decrease occurred because, beginning in 2004, the Company made a significant investment to complete a new generation of the Company’s software that would support the Company’s new business model. While the effort carried over into 2006, less time was spent in 2006 than in 2005. The reduction in cost between the two years was primarily due to reductions in overhead costs ($24,000) and reduced head count with lower salary and related costs ($92,000) in the Company’s Sydney office.
     Sales and marketing expenses consist primarily of salaries, employee benefits, travel, marketing, public relations and related overhead costs in sales and marketing. Sales and marketing expenses increased $448,000, or 66%, to $1,131,000 for the year ended December 31, 2006 from $683,000 for the year ended December 31, 2005. The increase was primarily related to higher salary and related costs ($293,000), increase in amortization of intangibles ($83,000), increase in the allocation of CEO costs ($55,000), and an increase in consulting expenses ($18,000).

     General and Administrative (G&A) expenses consist primarily of salaries, employee benefits, related overhead costs and professional service fees. G&A expenses increased $820,000, or 46%, to $2,599,000 for the year ended December 31, 2006 from $1,779,000 for the year ended December 31, 2005. The increase is primarily attributable to stock-based compensation expense ($332,000) and salaries and related expenses ($406,000), including severance of $149,000 in connection with the relocation of our corporate office to Virginia.
     Other Income for the year ended December 31, 2006 represents tax concessions provided by the Australian Taxation Office for research and development activities for Loyalty Magic and Chip Application Technologies.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have funded our operations with proceeds from the issuance of common stock and cash collections from customers. As of December 31, 2006, the Company had approximately $1,994,000 in cash and cash equivalents, an increase of $1,035,000 from the cash balance on December 31, 2005. The increase is due to the proceeds generated from the closing of a capital raise of approximately $2,250,000 in November 2006.
     Net cash used in operating activities was $2,993,000 for the year ended December 31, 2006 compared with $2,802,000 for the year ended December 31, 2005. There was an increase of cash based operating expenses of $827,665 in the 2006 over 2005. Much of the loss experienced in 2006 versus 2005 is attributed to increases in non-cash expenses for depreciation and amortization of $290,000, and an increase in stock-based compensation of $339,000.
     Cash provided by investing activities was $2,091,415 for the year ended December 31, 2006 compared with a usage of $5,109,000 for the year ended December 31, 2005. The cash provided by investing activities in 2006 resulted from the maturity of short term investments, less purchases of property and equipment of $154,000. Of the $6,148,000 of cash used in 2005, $5,971,000 was for the purchase price and associated legal, accounting, and other professional services incurred in the acquisition of Loyalty Magic, and $177,000 for the purchase of property and equipment.
     Net cash provided by financing activities during 2006 was $1,904,000 and was attributed to the November capital raise less associated financing costs. Net cash provided by financing activities during 2005 totaled $6,459,000 relating primarily to the issue of stock, net of expenses, for the two capital raises.
     In the fourth quarter of 2006 , Catuity completed a $2,250,000 raise of new capital in the form of notes convertible into shares of common stock, warrants and the issuance of preferred stock convertible into common stock. The capital is being used to fund company operations, including the expansion of our sales and marketing function in the U.S. We have prepared and filed a prospectus (see Form SB-2 filed February 8, 2007) to allow the selling stockholders to offer for resale up to 769,230 shares of our common stock to be issued by us to the selling stockholders pursuant to conversion of convertible notes and shares of convertible preferred stock that we sold to the selling stockholders in a private placement completed on November 22, 2006 and approved by our stockholders on February 5, 2007.
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and continuation of the Company as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
     For the years ended December 31, 2006 and 2005, the Company incurred net losses of $4,232,738 and $2,981,030, respectively. As of December 31, 2006, the Company had an accumulated deficit of $41,936,663 and insufficient cash on hand to meet its expected liquidity requirements for 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.
     Management’s strategy in 2007 consists of the following components: 1) to remain focused on offering our core customer base — retailers and their partners — a broad range of products, services and programs to help them reach, reward and retain their customers; 2) to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations; and 3) to complete one or more strategic acquisitions.
     Management currently estimates that additional debt and/or equity financing will be required during the second quarter of 2007 in order to meet expected liquidity requirements for the balance of 2007. The Company was successful in raising capital during the years ended December 31, 2006 and 2005. However, there can be no assurance that the Company will continue to be able to raise additional funds as necessary, nor can there be any assurance that additional funds, if available, will be on terms satisfactory to the Company or that they will not have a significant dilutive effect on existing stockholders.
     Management’s focus in evaluating potential acquisition candidates is to identify companies that are in a similar line of business that fit with our strategy, have achieved and sustained profitability, and generate positive cash flow from operations. Management currently estimates that the Company will not achieve profitability by the end of 2008 unless it is successful in completing one or more acquisitions. However, there can be no assurance that management will be able to complete such an acquisition, nor can there be any assurance that an acquisition, if completed, will not have a significant dilutive effect on existing stockholders.
     Although management believes that its efforts in obtaining additional financing and completing one or more strategic acquisitions will be successful, there can be no assurance that its efforts will ultimately be successful. In the event that management is unable to raise additional capital from external sources, or is unable to successfully complete an acquisition of a profitable company, the Company may be forced to curtail or cease operations.
     Management is in active discussions with institutional investors about providing interim capital by the end of the second quarter and financing to fund acquisitions. At the time of this filing, the Company is actively engaged in discussions or various stages of due diligence with the senior management or key shareholders of over 10 companies, which meet our criteria of strategic fit and profitability.
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
REVENUE RECOGNITION
     The three distinct revenue streams that result from the Company’s business activities are processing, service and license revenue.
     - Processing revenue includes ASP management fees, installation and training, processing of data, card sales and related hardware and software sales.
     - Service revenue includes customization work for particular client applications, maintenance, customer support, consulting and other client services.
     - Licensing revenue includes non-ASP and ASP software licenses, maintenance and upgrades.
     Processing revenue (ASP) is generally recognized as revenue in the month that the services are performed. Payments for processing revenue are generally not refundable. Accordingly, we recognize revenue for monthly hosting fees in the month the hosting service is provided. Under our hosting arrangements the customer does not have the contractual right to take possession of the software element and the customer does not have the right to run the software on its own hardware or contract with another party to host the software.
     Service revenue for recurring services provided to customers in support of their loyalty and/or gift card programs is recognized in the month the service is rendered. Training, consulting, installation support and post-installation support are generally billed on a time and material basis and revenue is recognized as the service is provided. Maintenance revenues are recognized ratably over the maintenance term.
     Processing and service revenue can also includes client projects such as integration, customization and miscellaneous related fees for work performed for a customer to deploy or modify the Company’s loyalty and gift card applications. Project related revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts using the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on hours incurred as a proportion of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. The Company generally does not provide for a right of return in its project related contracts.
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
STOCK-BASED COMPENSATION
     We adopted SFAS 123(R) as of January 1, 2006, as required. SFAS 123(R) requires the measurement of all employee share-based awards using a fair-value-based method. The level of impact on the Company’s consolidated financial statements will depend, in part, on future grant awards. See note 6 for a description of the expense recorded for the year ended 2006 under SFAS 123(R). Prior to 2006, the Company accounted for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”) and adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing any potential impact of adopting this pronouncement.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two approaches to quantitatively evaluate materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there is no impact from applying this interpretation.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS 159 is effective for accounting periods beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

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
Risks Related to Our Business
WE ANTICIPATE THAT OUR BUSINESS WILL NOT GENERATE SUFFICIENT CASH FLOW TO SUSTAIN THE CURRENT LEVEL OF OPERATIONAL ACTIVITY AND ADDITIONAL CASH RESOURCES WILL BE NEEDED
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and continuation of the Company as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
     For the years ended December 31, 2006 and 2005, the Company incurred net losses of $4,232,738 and $2,981,030, respectively. As of December 31, 2006, the Company had an accumulated deficit of $41,936,663 and insufficient cash on hand to meet its expected liquidity requirements for 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.
     Management’s strategy in 2007 consists of the following components: 1) to remain focused on offering our core customer base — retailers and their partners — a broad range of products, services and programs to help them reach, reward and retain their customers; 2) to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations; and 3) to complete one or more strategic acquisitions.
     Management currently estimates that additional debt and/or equity financing will be required during the second quarter of 2007 in order to meet expected liquidity requirements for the balance of 2007. The Company was successful in raising capital during the years ended December 31, 2006 and 2005. However, there can be no assurance that the Company will continue to be able to raise additional funds as necessary, nor can there be any assurance that additional funds, if available, will be on terms satisfactory to the Company or that they will not have a significant dilutive effect on existing stockholders.
     Management’s focus in evaluating potential acquisition candidates is to identify companies that are in a similar line of business that fit with our strategy, have achieved and sustained profitability, and generate positive cash flow from operations. Management currently estimates that the Company will not achieve profitability by the end of 2008 unless it is successful in completing one or more acquisitions. However, there can be no assurance that management will be able to complete such an acquisition, nor can there be any assurance that an acquisition, if completed, will not have a significant dilutive effect on existing stockholders.
     Although management believes that its efforts in obtaining additional financing and completing one or more strategic acquisitions will be successful, there can be no assurance that its efforts will ultimately be successful. In the event that management is unable to raise additional capital from external sources, or is unable to successfully complete an acquisition of a profitable company, the Company may be forced to curtail or cease operations.
WE HAVE A HISTORY OF LOSSES
     As of December 31, 2005, we had an accumulated deficit of $37,246,156 and as of December 31, 2006 we had an accumulated deficit of $41,936,663. To date, we have not achieved profitability. While management believes our strategies will be successful, there can be no assurance that our business strategies will be successful or that significant revenues or profitability will be achieved. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on an ongoing basis. Our auditor’s opinion in this 10-KSB report cautions the reader that there is substantial doubt about our ability to continue operating as a going concern. Accordingly, customer perceptions concerning our financial condition may adversely affect their decisions to do business with us.
     In 2004, Catuity underwent a significant change in its business strategy following the decision of a large U.S. chain retailer to stop issuing smart cards to its customers that held their Visa co-branded credit card. This resulted in Catuity adopting a change in its business strategy in the 3rd quarter of 2004. As of September 30, 2004, the accumulated deficit stood at $33,528,279 and since that time has increased by $8,403,384 at year ended December 31, 2006. We currently anticipate that we will need additional outside capital before the end of the second quarter of 2007.
WE MAY BE ADVERSELY AFFECTED IF WE FAIL TO RETAIN KEY PERSONNEL AND ATTRACT NEW QUALIFIED PERSONNEL
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
WE WILL BE ADVERSELY AFFECTED IF OUR CALS PRODUCT DOES NOT ACHIEVE MARKET ACCEPTANCE
     We will be adversely affected if our software, the Catuity Advanced Loyalty Systems (“CALS”) introduced in late 2004, does not achieve market acceptance. There can be no assurance that the product will perform all the desired functions, or offer sufficient price/performance benefits or meet the technical or other requirements of customers. Despite product testing and client adoption and usage in 2006, there can be no assurance that all performance errors or deficiencies have been discovered and remedied, that additional errors or deficiencies will not occur, or if they occur, that we will be able to correct such errors and deficiencies.
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
PLANNED ACQUISITIONS MAY NOT OCCUR OR MAY NOT GENERATE ANTICIPATED RESULTS
     A critical aspect of the Company’s future is dependent upon acquiring new businesses that are both profitable and cash flow positive. We believe that we can acquire the types of new businesses that will enable the Company to grow, profit and become more valuable. There is no assurance that we will be successful in our efforts to close these acquisitions, and even if we do, the anticipated results from the acquisitions may not meet our expectations.

Risks Related To Our Industry
COMPETITION IN THE APPLICATION SOFTWARE INDUSTRY COULD HARM OUR BUSINESS
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
     Our competitors may respond more quickly than we can to changing technologies and customer requirements. For example, these competitors may:
-	conduct more extensive marketing campaigns to capture market share;

-	provide more attractive incentive and pricing packages to customers;

-	negotiate more favorable contracts with existing and potential employees and strategic partners;

-	establish cooperative relationships among themselves or with third parties, including large Internet participants, to increase the ability of their products and services to address the needs of prospective customers;

-	bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing products offered by us;

-	establish cooperative relationships with our current or potential competitors, thereby limiting our ability to sell our products through particular reseller channels; and

-	more quickly develop new products and services or enhance existing products and services.
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
NEW TECHNOLOGIES COULD RENDER OUR PRODUCT OBSOLETE
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
WE MAY FACE RISKS RELATED TO THE STORAGE OR PROVISION OF INACCURATE OR CONFIDENTIAL INFORMATION
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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS FOR USE OR MISUSE OF OUR PRODUCT
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
WE MAY FACE RISKS RELATED TO THE USE OF ELECTRONIC PAYMENT CARDS
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
WE MAY BE AFFECTED BY POTENTIAL PRIVACY REGULATION
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
WE MAY FACE INCREASED GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES
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
     Catuity is in the business of managing vital business information on behalf of our clients. This includes, but is not limited to, customer data, purchase behavior, and payment transaction information. A myriad of laws, regulations and industry standards apply to the management of this information across all the jurisdictions in which we do business. A failure to comply with these laws, regulations and standards — even if it were unintentional — could result in financial penalties, additional cost to come into compliance, and loss of reputation that could harm our business and impair our ability to meet our strategic objectives. We make ongoing efforts to remain up to date on current and pending changes in these laws, regulations and standards and to ensure that our business practices meet or exceed applicable requirements. Further, while we are not responsible for our clients’ compliance, we make efforts to encourage best practices by our clients and to actively support industry groups which monitor, lobby for, and advocate regulation of our industry.
WE MAY FACE INTELLECTUAL PROPERTY CHALLENGES
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
Corporate and Market Risks
OUR TRADING VOLUME MAY BE LOW AND OUR SHARE PRICE MAY BE VOLATILE
     We are currently listed on two exchanges, the ASX in Australia, and the NASDAQ Capital Market in the United States. There can be no assurance that an adequate volume of trading in our shares will be achieved and maintained, on NASDAQ or the ASX, in order to provide liquidity for our investors. Trading volume in Catuity shares on NASDAQ and the ASX has been mixed with low volume days and some very active periods. In 2006 the combined average daily trading volume was of 92,380 shares while the average was 266,864 shares per day in 2005.
     The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:
-	variations in actual or anticipated quarterly or annual operating results;

-	changes in financial estimates by securities analysts;

-	changes in market valuations of loyalty software & service companies;

-	announcements by us of significant contracts, reseller arrangements, strategic partnerships, joint ventures or capital commitments;

-	additions or departures of key personnel;

-	sales of common stock or termination of stock transfer restrictions; and

-	fluctuations in stock market price and volume, which are particularly common among securities of small technology companies.
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
WE MAY BE SUBJECT TO ARBITRAGE RISKS
     Investors may seek to profit by exploiting the difference, if any, in the price of our stock on the ASX and NASDAQ. Such arbitraging activities could cause our stock price in the market with the higher value to decrease to the price set by the market with the lower value.
COMPLYING WITH NASDAQ’S CONTINUED LISTING REQUIREMENTS
     We have experienced difficulty in the past maintaining all of NASDAQ’s continued listing requirements, due to the small size of our Company. The requirements for continued listing on the NASDAQ Capital Market are as follows:
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
CERTAIN DELAWARE ANTI-TAKEOVER PROVISIONS MAY PRODUCE RESULTS DISFAVORED BY OUR STOCKHOLDERS
     Provisions of Delaware law could make it more difficult for a third party to acquire control of us without the consent of our board of directors, even if our stockholders favored such a change. We are subject to Section 203 of the Delaware General Corporation Law, which, subject to certain exceptions, prohibits a publicly held Delaware corporation from engaging in any “business combination” with any “interested stockholder” for a period of three years following the date that such stockholder became an interested stockholder, unless:
- prior to such date, the board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
- upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced; and
- on or subsequent to such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66% of the outstanding voting stock that is not owned by the interested stockholder.
     Section 203 defines “business combination” to include:
- any merger or consolidation involving the corporation and the interested stockholder;
- any sale, transfer, pledge or other disposition of 10% or more of our assets involving the interested stockholder;
- subject to certain exceptions, any transaction that results in the issuance or transfer by us of any of our stock to the interested stockholder;
- any transaction involving us that has the effect of increasing the proportionate share of the stock of any class or series beneficially owned by the interested stockholder; and
- the receipt by the “interested stockholder” of the benefit of any loans, advances, guarantees, pledges or other financial benefits provided by us or through the corporation.
     In general, Section 203 defines an interested stockholder as an entity or person beneficially owning 15% or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such entity or person.
CHANGES IN, OR INTERPRETATIONS OF, ACCOUNTING RULES AND REGULATIONS, SUCH AS EXPENSING OF STOCK OPTIONS, COULD RESULT IN UNFAVORABLE ACCOUNTING CHARGES
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, the FASB enacted SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS 123(R)”) which we adopted effective January 1, 2006. As a result, because SFAS 123(R) requires the expensing of share based payments, it will have an adverse effect on our reported financial results.
THE APPLICATION OF THE PENNY STOCK RULES COULD ADVERSELY AFFECT TRADING IN OUR COMMON STOCK
     Our shares have frequently traded at prices below $5.00 per share. While trading below $5.00 per share, our common stock is considered to be a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.
NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK
     In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities — which will be the case if and when our stock is trading below $5.00 per share (which it frequently has) — to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.
WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK
     Other than the dividends owed to holders of Series A Preferred Shares, we plan to use all of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.
SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE
     Upon effectiveness of our pending registration statement, and based on the number of shares outstanding as of December 31, 2006, we will potentially have 2,845,921 registered shares outstanding. Upon conversion of the outstanding Series A Preferred Stock and Senior Convertible Notes, the shares that are pending registration will be freely tradable without restriction or further registration under the federal securities laws, subject in some cases to volume and other limitations.
     If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT COULD DILUTE EXISTING OWNERSHIP INTEREST AND VOTING RIGHTS
     The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to stockholder approval.
     We anticipate that we will require additional working capital before the end of the second quarter of 2007 to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

OUR INCORPORATION DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER THAT STOCKHOLDERS CONSIDER FAVORABLE AND COULD ALSO LIMIT THE MARKET PRICE OF YOUR STOCK, WHICH MAY INHIBIT AN ATTEMPT BY OUR STOCKHOLDERS TO CHANGE OUR DIRECTION OR MANAGEMENT
     Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:
-	authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders;

-	establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and
     In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us, which may prevent or frustrate any attempt by our stockholders to change our management or the direction in which we are heading. These and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.
     New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.
     We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.
OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE EFFECTIVE, AND OUR INDEPENDENT AUDITORS MAY NOT BE ABLE TO CERTIFY AS TO THEIR EFFECTIVENESS, WHICH COULD HAVE A SIGNIFICANT AND ADVERSE EFFECT ON OUR BUSINESS
     We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which currently applies to us in 2007 related to the management assessment requirements and applies to us in 2008 related to the auditor certification. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.
THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT AND LIMITED OPERATING HISTORY.

     The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our business strategy. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; market acceptance of our business strategy; government regulations; announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.
Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Catuity, Inc.
Charlottesville, Virginia
We have audited the accompanying consolidated balance sheets of Catuity, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Catuity, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended , in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a substantial accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation on January 1, 2006 by adopting Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment.”
BDO SEIDMAN, LLP
Troy, Michigan
March 30, 2007

CATUITY INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,993,910	$958,746
Short term investments	—	2,245,839
Accounts receivable-trade, less allowance of $250,000 in 2006, and $122,000 in 2005	390,116	543,200
Restricted cash	85,523	81,443
Non-income taxes receivable	290,711	—
Prepaid expenses and other	250,899	199,557

Total Current Assets	3,011,159	4,028,785

Long Term Assets:
Property and equipment, net	294,424	273,941
Notes receivable	35,548	—
Deferred financing costs, net	236,876	—
Goodwill	3,142,420	3,004,667
Other intangible assets, net	1,532,898	1,811,752

Total Long Term Assets	5,242,166	5,090,360

Total Assets	$8,253,325	$9,119,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$337,887	$175,643
Deferred revenue	80,957	114,721
Accrued compensation	345,473	98,160
Taxes, other than income	86,829	98,330
Other accrued expenses	263,459	150,412
Senior convertible notes, net of discount of $1,794,710 in 2006	5,290	—
Trust liability	85,523	81,443

Total Current Liabilities	1,205,418	718,709

Long Term Liabilities:
Leasing liability	—	4,861
Accrued compensation	39,036	56,009

Total Long Term Liabilities	39,036	60,870

Total Liabilities	1,244,454	779,579

Commitments and Contingencies (note 4)	—	—

Stockholders’ Equity:
Common stock — $.001 par value; Authorized — 6,666,667 shares: 2,242,343 shares issued and 2,076,691 shares outstanding in 2006, 2,111,807 issued and 2,069,039 outstanding in 2005	2,242	2,112
Preferred stock — $0.001 par value; Authorized — 666,667 shares; 700 shares Series A issued and outstanding in 2006	450,187	—
Additional paid-in capital	48,299,469	45,797,503
Stockholder loans	—	(16,738)
Deferred equity compensation	—	(131,566)
Accumulated other comprehensive income	193,636	(65,589)
Accumulated deficit	(41,936,663)	(37,246,156)

Total Stockholders’ Equity	7,008,871	8,339,566

Total Liabilities and Stockholders’ Equity	$8,253,325	$9,119,145

See accompanying notes to consolidated financial statements

CATUITY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2006	2005
Revenues:
Processing	$1,409,698	$510,826
Service	354,815	404,611
License	184,287	65,485

Total revenues	1,948,800	980,922

Cost of revenue and other operating expenses:
Cost of processing revenue	1,770,500	533,163
Cost of service revenue	298,632	233,056
Cost of license revenue	—	21,384
Cost of revenue — amortization of intangibles	176,407	49,886
Cost of revenue — stock-based compensation	54,527	19,770
Research and development	465,321	728,108
Research and development — stock-based compensation	30,585	23,571
Sales and marketing	992,806	592,498
Sales and marketing — amortization of intangibles	137,368	54,813
Sales and marketing — stock-based compensation	742	35,305
General and administrative	2,136,279	1,685,152
General and administrative — amortization of intangibles	53,713	16,850
General and administrative — stock based compensation	409,338	77,048

Total costs and expenses	6,526,218	4,070,604

Operating loss	(4,577,418)	(3,089,682)
Other income	270,469	—
Interest income, net of interest expense of $31,886 in 2006	74,211	108,652

Net loss	$(4,232,738)	$(2,981,030)

Preferred stock dividends	(457,769)	—

Net loss attributable to common stockholders	$(4,690,507)	$(2,981,030)

Net loss attributable to common stockholders per share — basic & diluted	$(2.26)	$(2.48)

Weighted average shares outstanding—basic & diluted	2,072,789	1,203,584

See accompanying notes to consolidated financial statements

CATUITY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2006	2005
Cash flows from operating activities:
Net Loss	$(4,232,738)	$(2,981,030)
Adjustments used to reconcile net loss to net cash used in operating activities:
Stock based compensation	495,192	155,694
Depreciation and amortization	508,197	217,751
In process research and development	—	205,900
Changes in assets and liabilities:
Accounts receivable	153,084	(54,770)
Accounts payable	162,244	(167,330)
Deferred revenue	(33,764)	(78,618)
Accrued expenses and other liabilities	336,392	(344,740)
Other assets	(381,687)	245,453

Net cash used in operating activities	(2,993,080)	(2,801,690)

Cash flows from investing activities:
Purchase of property and equipment	(154,424)	(52,691)
Short Term Investments	2,245,839	(2,245,839)
Acquisition net of cash acquired	—	(2,810,280)

Net cash provided by (used in) investing activities	2,091,415	(5,108,810)

Cash flows from financing activities:
Issue of common stock, net of expenses	—	6,460,184
Proceeds from issuance of convertible notes, preferred stock and warrants, net of expenses	1,911,605	—
Repayment of fractional shares related to reverse stock split	(31)	(1,104)
Cash Dividends paid on preferred stock	(7,582)	—

Net cash provided by financing activities	1,903,992	6,459,080

Foreign exchange effect on cash	32,837	(150,517)

Net increase/(decrease) in cash and cash equivalents	1,035,164	(1,601,937)
Cash and cash equivalents, beginning of period	958,746	2,560,683

Cash and cash equivalents, end of period	$1,993,910	$958,746

Non cash investing & financing activities:
Shares Issued in Acquisition	$—	$2,512,000

See accompanying notes to consolidated financial statements

CATUITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Additional		Deferred			Total
	Common Stock		Preferred	Paid in Capital	Shareholder	Equity	Accumulated Other	Accumulated	Stockholders’
	(at par)		Stock	Amount	Loans	Compensation	Comprehensive Income	Deficit	Equity
	Shares	Amount
Balances at December 31, 2004	778,184	$778	$—	$36,603,127	$(79,533)	$—	$96,656	$(34,265,126)	$2,355,902

Exercise of options	1,282	1		6,300					6,301
Restricted stock granted	42,768	43		242,200		(242,243)			—
Capital raise & acquisition shares	1,305,000	1,305		8,964,758					8,966,063
Stock option expense				45,017					45,017
Deferred stock compensation						110,677			110,677

Repayment of fractional shares related to stock split				(1,104)					(1,104)
Adjust shareholder loan to fair value				(62,795)	62,795				—
Buyback of shares	(15,427)	(15)							(15)
Net loss								(2,981,030)	(2,981,030)
Foreign currency translation							(162,245)		(162,245)

Comprehensive loss									(3,143,275)

Balances at December 31, 2005	2,111,807	2,112	—	45,797,503	(16,738)	(131,566)	(65,589)	(37,246,156)	8,339,566

Stock-based compensation				495,192					495,192
Restricted stock granted, net of forfeitures	130,536	130							130
Issuance of preferred stock, senior convertible notes and warrants			450,187	2,250,000				(450,187)	2,250,000
Costs attributable to issuance of preferred stock				(94,752)					(94,752)

Repayment of fractional shares related to stock split				(31)					(31)
Adjust shareholder loan to fair value				(16,738)	16,738				—
Preferred stock dividends								(7,582)	(7,582)
Adoption of FAS 123R effective 1/1/2006				(131,705)		131,566	139		—
Net loss								(4,232,738)	(4,232,738)
Foreign currency translation							259,086		259,086

Comprehensive loss									(3,973,652)

Balances at December 31, 2006	2,242,343	$2,242	$450,187	$48,299,469	$—	$—	$193,636	$(41,936,663)	$7,008,871

See accompanying notes to consolidated financial statements

NOTE 1. DESCRIPTION OF BUSINESS
Catuity provides loyalty and gift card processing and services to retailers which are designed to increase their profitability at the point of sale (POS). The Company hosts, on an application service provider (ASP) basis, its system that provides for the processing of member-based loyalty and gift card programs that can deliver customized discounts, promotions, rewards and points-based programs. These programs are designed to help retailers find, keep and profit from their best customers. Catuity has operations in the US and in Australia including its subsidiary Loyalty Magic, based in Melbourne, which was acquired in September 2005.
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
REVENUE RECOGNITION
     The three distinct revenue streams that result from the Company’s business activities are processing, service and license revenue.
     - Processing revenue includes ASP management fees, installation and training, processing of data, card sales and related hardware and software sales.
     - Service revenue includes customization work for particular client applications, maintenance, customer support, consulting and other client services.
     -Licensing revenue includes non-ASP and ASP software licenses, maintenance and upgrades.
     Processing revenue (ASP) is generally recognized as revenue in the month that the services are performed. Payments for processing revenue are generally not refundable. Accordingly, we recognize revenue for monthly hosting fees in the month the hosting service is provided. Under our hosting arrangements the customer does not have the contractual right to take possession of the software element and the customer does not have the right to run the software on its own hardware or contract with another party to host the software.
     Service revenue for recurring services provided to customers in support of their loyalty and/or gift card programs is recognized in the month the service is rendered. Training, consulting, installation support and post-installation support are generally billed on a time and material basis and revenue is recognized as the service is provided. Maintenance revenues are recognized ratably over the maintenance term.
     Processing and service revenue can also includes client projects such as integration, customization and miscellaneous related fees for work performed for a customer to deploy or modify the Company’s loyalty and gift card applications. Project related revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts using the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on hours incurred as a proportion of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. The Company generally does not provide for a right of return in its project related contracts.
     License revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition of, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on the Company’s part with regard to implementation, the fee is fixed and determinable, and collectibility is probable. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, based on the relative fair value of each element. The Company’s determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The Company has established VSOE for maintenance services. The Company does not generally provide for a right of return in its license contracts.
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
SHORT TERM INVESTMENTS
     The Company periodically invests in short-term commercial paper with an original maturity greater than three months. At December 31, 2005 there was no difference between cost and fair value.
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
PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation expense is recorded using the straight-line method over the estimated useful lives of the respective assets (which range from three to five years).
FOREIGN CURRENCY TRANSLATION
     All balance sheet accounts for the Company’s Australian subsidiaries are translated at the exchange rates in effect at the balance sheet date. Revenues and expenses for the Company’s Australian subsidiaries are translated at the average exchange rate during the month in which the transaction occurs. All cumulative translation gains and losses are included in “Accumulated other comprehensive income” as a component of stockholders’ equity in the consolidated balance sheets. Currency transaction gains and losses are included in the consolidated statement of operations and are not material for all years presented. The accounts of the Company’s Australian subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.

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
GOODWILL AND INTANGIBLE ASSETS
     Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, and are tested for impairment at the reporting unit level at least annually under Statement of Financial Accounting Standards (SFAS) No. 142. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives, which range from 5 to 30 years. Under SFAS No. 144, the carrying amount of these assets will be reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. After review of our goodwill and intangible assets we did not recognize any impairment charges in 2006. The change in goodwill in 2006 was due to foreign currency translation adjustments.
BUSINESS COMBINATIONS
     The acquisition, discussed in Note 8, has been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.
RESEARCH AND DEVELOPMENT
     All research and development costs are expensed as incurred. The Company did not incur any costs eligible for capitalization under SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.
FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable-trade, and accounts payable approximate their fair values.
INCOME TAXES
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the use of the liability method in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that it expects is more likely than not to be realized.
STOCK-BASED COMPENSATION
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004 and 2005), Share-Based Payment (“SFAS 123(R)”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS 123(R) are effective for reporting periods beginning after December 15, 2005. We adopted SFAS 123(R) effective January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer are an alternative to financial statement recognition. As a result SFAS 123(R), the expensing of stock options has an adverse effect on our financial results. The level of impact on the Company’s financial statements depends, in part, on grants awarded. See Note 6 for a description of the expense recorded for 2006 under SFAS 123(R).

     Prior to 2006, the Company accounted for stock-based awards issued to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and met the disclosure required for Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
NET LOSS PER SHARE
     Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist primarily of stock options, restricted stock awards and shares that can be converted to common stock under our outstanding convertible senior notes and preferred stock.
     Due to our net loss for all periods presented, 1,190,730 and 248,236 potentially dilutive common equivalent shares were excluded from the diluted loss per share calculation in 2006 and 2005, respectively, because their inclusion would have been anti-dilutive.
OTHER INCOME
     Other income for the year ended December 31, 2006 represents tax concessions provided by the Australian Taxation Office for research and development activities for Loyalty Magic and Chip Application Technologies.
RECENT ACCOUNTING PRONOUNCEMENTS
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
     In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 requires the use of two approaches to quantitatively evaluate materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has determined that there is no impact from applying this interpretation.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing any potential impact of adopting this pronouncement.
     In February, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS 159 is effective for accounting periods beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.
NOTE 3. PROPERTY AND EQUIPMENT
     Property and equipment consists of:

	DECEMBER 31,
	2006	2005
Computer equipment	$1,035,295	$858,821
Leasehold improvements	70,736	65,431
Office furniture and equipment	108,682	98,536
Capital Leases	73,054	67,575

Gross property and equipment	$1,287,767	$1,090,363

Less accumulated depreciation	(993,343)	(816,422)

Net property and equipment	$294,424	$273,941

For the years ending December 31, 2006 and 2005, depreciation expense was $133,941 and $96,202, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES
     On December 6, 2006 the Company entered into an employment contract with Debra Hoopes, the Company’s new CFO and Sr. Vice President, which took effect January 2, 2007 and ends December 31, 2009. Under the terms of the agreement if Ms. Hoopes is terminated without cause she is entitled to 12 months’ salary ($185,000), and if so terminated after a “Change in Control” she is entitled to the greater of 12 months’ salary or the balance for the term of the agreement. If she is terminated with cause or resigns without good cause compensation is paid up to the termination date.
     In September, 2005 the Company entered into employment agreements with Chris Leach, then CEO of Loyalty Magic, John H. Lowry, then CFO of Catuity Inc and Alfred H. Racine III, the CEO of Catuity Inc. The agreements expire on December 31, 2007, July 1, 2007, and September 30, 2007 respectively. Mr. Leach resigned as CEO of Loyalty Magic on January 30, 2007 and his employment terminates on February 28, 2007. Mr. Lowry resigned as CFO of Catuity on January 2, 2007 and will continue as an employee until his contract expires. As of December 31, 2006, the Company recorded a liability of $109,000 related to the estimated remaining obligations under Mr. Lowry’s employment agreement. Under the terms of Mr. Racine’s agreement, if Mr. Racine is terminated after a “Change of Control Transaction” he will receive severance in an amount equal to 12 months’ salary ($262,500). If Mr. Racine is terminated without cause for any reason, other than a change of control, he will receive 1 month’s salary which would represent a payment of $21,875.
     The following table presents our third party contractual obligations and commitments as of January 1, 2007 over the next 5 years.

Contractual
Obligations:	Total	2007	2008	2009	2010	2011
Operating Leases	$95,314	$93,040	$2,274	—	—	—
Capital Leases	9,622	9,622	—	—	—	—

Total	$104,936	$102,662	$2,274	—	—	—

     Rent expense for the years ending December 31, 2006 and 2005, was $143,268 and $67,575, respectively. There were no material changes in our lease obligations in 2006.
NOTE 5. STOCKHOLDERS’ EQUITY
2006 Private Placement
     On November 22, 2006, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold or issued $1,800,000 in aggregate principal amount of its 10% Senior Convertible Notes (the “Senior Notes”), 700 shares of Series A Convertible Preferred Stock ($700,000 aggregate stated value) (the “Preferred Shares”), and warrants to purchase 357,143 shares of its common stock (the “Warrants”) (collectively, the “2006 Private Placement”). The Senior Notes and Preferred Shares were issued at a discount to face or stated value, for aggregate gross proceeds to the Company (before deduction of advisory and other transaction-related fees and expenses) of $2,250,000.
     The Private Placement was made to two accredited investors in a transaction that was exempt from registration under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to a Registration Rights Agreement entered into pursuant to the Securities Purchase Agreement, the Company agreed to file a registration statement under the Securities Act registering the resale of the common shares that are issuable on conversion of the Senior Notes and Preferred Shares that were issued in the 2006 Private Placement. In February 2007, the Company filed a registration statement on Form SB-2 to register the shares underlying the Senior Notes and Preferred Shares.
     The Senior Notes were issued in the aggregate principal amount of $1,800,000 and carry interest at the rate of 10% per annum, compounded monthly. The Company issued and sold the Senior Notes and the Warrants at a discount off of face amount, for an aggregate sales price of $1,620,000. The Senior Notes are convertible into common stock of the Company at a conversion rate of $3.25 per common share, or a maximum total of 553,846 common shares, subject to anti-dilution provisions.
     The Preferred Shares were issued in the aggregate stated value of $700,000 and carry a dividend rate of 10% per annum. The Company issued and sold the Preferred Shares at a discount off of face amount, for an aggregate sales price of $630,000. The Preferred Shares are convertible into common stock of the Company at the conversion rate of $3.25 per common share or a maximum total of 215,385 common shares, subject to anti-dilution provisions.
     The Company has accounted for the issuance of the Senior Notes, Preferred Shares and Warrants in accordance with Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Additionally, the Company analyzed the guidance contained in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) in accounting for this transaction. Based on our analysis of EITF 00-19 and SFAS 133, the embedded conversion option contained in the Senior Notes was not required to be bifurcated and accounted for separately and the Preferred Shares and Warrants were deemed to be equity instruments.
     Accordingly, as required by EITF 98-5 and EITF 00-27, the Company allocated the $2,250,000 of net proceeds received to each instrument based on their relative fair values at the date of issuance (the commitment date as defined by EITF 00-27). This resulted in proceeds of $1,157,623 being allocated to the Senior Notes, proceeds of $450,187 being allocated to the Preferred Shares and proceeds of $642,190 being allocated to the Warrants. The next step in the analysis was to review the conversion feature in the Senior Notes and Preferred Shares to determine if it was beneficial to the investors at the issuance date. Because the fair value of our common stock exceeded the conversion price in these instruments, we calculated the beneficial conversion feature associated with the Senior Notes ($1,157,623) and Preferred Shares ($450,187). The beneficial conversion feature related to the Preferred Shares is considered a deemed dividend at the date of issuance and was recorded as a reduction of the accumulated deficit. The beneficial conversion feature related to the Senior Notes, combined with the discount from the face amount and the allocation of proceeds to the Warrants resulted in a discount on the Senior Notes of $1,800,000 which is being recognized as interest expense over their 3-year term using the effective yield method.

2005 Private Placements
     On September 19, 2005, the Company issued 270,000 shares of its common stock in a private placement to five accredited institutional investors. These shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act. The shares were issued under the same pricing, terms and conditions as the shares issued on September 1, 2005 as part of the Company’s acquisition of Loyalty Magic Pty. Ltd and its associated capital raise. The shares were issued at $7.50 per share and raised $2,025,000.
     On September 1, 2005, the Company issued 335,000 shares of its common stock to the stockholders of Loyalty Magic as part of the consideration for the Company acquiring Loyalty Magic. These shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act.
     Also on September 1, 2005, the Company issued 700,000 shares of its common stock to existing Australian stockholders who opted to subscribe for shares, accredited Australian institutional buyers, and certain U.S. accredited institutional investors who purchased shares that were not subscribed for by Australian buyers. 256,520 shares of common stock were issued to existing Australian stockholders and accredited Australian institutional buyers pursuant to an exemption from registration under Regulation S of the Securities Act. 443,480 shares of common stock were issued to accredited U.S. institutional investors and members of the Company’s Board of Directors pursuant to an exemption from registration under Regulation D of the Securities Act. The shares were sold for A$10.00 per share in Australia and $7.50 per share (A$10.00 per share at a .7500 foreign currency exchange rate) in the United States. The sale of shares to Australian stockholders and institutional buyers resulted in A$2,565,200 ($1,923,900). The sale of shares to U.S. accredited institutional investors and Directors resulted in A$4,434,800 ($3,326,100) to the Company.
Preferred Stock
     The Company’s Board of Directors is authorized to issue up to 666,667 shares of preferred stock, par value $.001 per share, in one or more series and to fix, by resolution, conditional, full, limited or no voting powers, and the designations, preferences, the number of shares, dividend rates, conversion or exchange rights, redemption provisions or other special rights of the shares constituting any class or series as the Board of Directors may deem advisable without any further vote or action by the stockholders. Any shares of preferred stock issued by Catuity could have priority over Catuity common stock with respect to dividends or liquidation rights and could have voting and other rights of stockholders.
     The Company’s Board of Directors has designated 700 shares of preferred stock as “Series A Convertible Preferred Stock” with a stated value of $1,000 per share. As of December 31, 2006 there were 700 shares of Series A Convertible Preferred Stock outstanding. The holders of Series A Convertible Preferred Stock will have no voting rights other than as may be required by law.
     When and if declared by the Board of Directors, a holder of the Series A Convertible Preferred Stock is entitled to receive monthly cumulative cash dividends in arrears, commencing on December 1, 2006. The dividend rate is 10% of the stated value. During 2006, the Board of Directors declared and the Company paid $7,582 of dividends to holders of the Series A Convertible Preferred Stock.
     A liquidation preference is granted to the holders of the Series A Convertible Preferred Stock and they shall be entitled to receive cash out of the assets of the Company equal to the stated amount before any amount shall be paid to the holders of any of the capital shares of the Company of any class junior in rank to the shares of Series A Preferred Stock.
     Voluntary Conversion-Holders of the Series A Convertible Preferred Stock are entitled, at any time, subject to prior redemption, to convert each share of Series A Convertible Preferred Stock into shares of common stock at the conversion price equal to $3.25 per share.
Warrants
     As of December 31, 2006, there were outstanding warrants to acquire up to 357,143 shares of common stock.
     Each Warrant is exercisable at any time prior to November 21, 2011 at an initial exercise price equal to $3.58 per share of common stock. The Warrants contain a cashless exercise feature and standard anti-dilution protection, including full-ratchet provisions that would require an adjustment to the exercise price of the Warrants in the event that the Company issues common stock (or common stock equivalents, including options and convertible securities) at a price per share that is less than the the then-current exercise price in Warrants. The Company has the right to redeem the warrants at $.01 per share on ten (10) days prior written notice provided (i) the shares of common stock underlying the warrants are free trading, (ii) the average daily dollar trading volume of our common stock is at least $400,000, and no single trading day is less than $200,000, based upon a closing bid price of at least $7.87 for each of the twenty (20) trading days immediately preceding the notice of redemption as reported by Bloomberg and (iii) such redemption shall be limited to 100,000 warrants every thirty (30) calendar days.
     Upon a change of control of the Company that is within the Company’s control, the warrant holders have the right to cause the Company to pay the Black-Scholes value of the warrants subject to a volatility cap of 60. To the extent not redeemed upon a change of control, each warrant holder has the right to cause the ultimate parent company of the acquiring or surviving company in the change of control to issue new warrants in replacements of the warrants with terms (including, without limitation, exercise rights and anti-dilution rights) equivalent to those contained in the warrants.
NOTE 6. STOCK-BASED COMPENSATION
     Effective January 1, 2006, under the modified prospective method, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting For Stock-Based Compensation, and rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. The adoption of SFAS No. 123(R) had a significant impact on the Company’s results of operations. The Company’s consolidated statements of operations for the twelve months ended December 31, 2006 and December 31, 2005 includes $495,192 and $155,694 of stock-based compensation expense, respectively. Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 2.36 years was $688,903 at December 31, 2006.
     Additionally, for awards granted prior to January 1, 2006 and that were not fully vested, the Company recognizes compensation expense for the outstanding portions of the awards using the modified prospective method of adoption. Compensation expense in calendar year 2005 related to stock options continues to be disclosed on a pro forma basis only.
     The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Risk Free Interest Rate	4.55—4.98%	3.00%
Expected Dividend Yield	—	—
Expected Lives (years)	2.5 — 5	1.00
Weighted Avg. Expected Volatility	95.31%
Expected Volatility	90.4 — 107.6%	96.8%
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option;. This requirement does not affect the Company’s net operating cash flows or its net financing cash flows in the 12 month period ended December 31, 2006.

Employee and Director stock-based compensation plans
     The Company issues new common stock from its pool of authorized stock upon exercise of stock options or upon granting of restricted stock. The Company has established four stock-based compensation plans:

		Date of
	Shares	Stockholder
Plan Name	Authorized	Approval
The 2000 Employee Stock Option Plan (the “ESOP”)	300,000	March 16, 2000
The 2000 Non-employee Director Stock Option Plan (the “DSOP”)	58,667	May 21, 2001
The 2005 Employee Restricted Stock Plan (the “ERSP”)	267,000	July 18, 2005
The 2005 Non-employee Director Restricted Stock Plan (the “DRSP”)	50,000	July 18, 2005
     The Company’s Compensation Committee of the Board administers the above plans and the stock-based awards are granted at terms approved or determined by them. As of December 31, 2006 a total of 322,711 options and 183,152 restricted shares had been awarded, of which 255,848 options and 165,652 non-vested restricted shares remained outstanding. The plans do not provide for unvested options to automatically vest upon a change in control of the Company. The Company recognizes compensation expense associated with share-based awards over the vesting period on a straight-line basis.
     For the year ended December 31, 2006, the effects of applying the provisions of SFAS 123(R) on the Company’s operating results were as follows:

	Year ended December 31, 2006
		SFAS
	As if under	123(R)
	APB 25	adjustments	As Reported
Net loss attributable to common stockholders	$(4,381,872)	$(308,635)	$(4,690,507)

Net loss attributable to common stockholders per share: basic and diluted	$(2.11)	$(0.15)	$(2.26)
Had compensation costs for stock-based awards issued to employees been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share for the year ending December 31, 2005 would have been reported as follows:

2005
Net Loss as Reported	$(2,981,030)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(305,098)

Pro forma net loss	$(3,286,128)

Loss per share:
basic & diluted — as reported	$(2.48)

basic & diluted — pro forma	$(2.73)

Stock Options
     The maximum contractual term for awards under the ESOP and DSOP is ten years from the date of grant. The maximum contractual vesting period for awards granted under the ESOP is five years from the date of grant. The DSOP does not have a maximum vesting period specified. Awards granted under the ESOP may be service, market, or performance based. Market based options include shares that vest once the Company’s share price reaches a certain target level defined in the award. Performance based awards include those where vesting is tied to the achievement of certain personal or Company targets or goals, such as achieving a targeted number of customer location deployments or achieving a targeted sales goal as measured by revenue over the term of new customer agreements.

     The following table sets forth the summary of option activity under the Company’s stock option program:

		Weighted
		average
		exercise
	Shares	price
Outstanding Options at December 31, 2004	53,630	$91.02
Granted	182,802	7.00
Forfeited	(29,482)	49.02
Exercised	(1,282)	4.80

Outstanding Options at December 31, 2005	205,668	23.16
Granted	87,500	10.08
Forfeited	(37,320)	11.17

Outstanding Options at December 31, 2006	255,848	$18.62

     The weighted average estimated grant date fair values of options granted under the Company’s stock option plans for the 12 month period ended December 31, 2006 and 2005 were $4.05 and $4.58, respectively.
     A summary of the changes in the Company’s nonvested shares during the twelve months ended December 31, 2006 is presented below:

		Weighted
		average
		grant date
	Shares	fair value
Nonvested options at December 31, 2005	63,364	$5.21
Granted	87,500	4.05
Vested	(34,159)	3.81
Forfeited	(27,610)	4.77

Nonvested options at December 31, 2006	89,095	$4.55

     All options granted by the Company had a fair market value assigned at grant date based on the use of the Black-Scholes option pricing model. The total intrinsic value of options exercised in 2005 was $6,264.

     Information regarding the stock options outstanding at December 31, 2006 is summarized below:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
	Number	Average	Weighted	Number	Average	Weighted
	Outstanding	Remaining	Average	Outstanding	Remaining	Average
Range of	at Dec. 31,	Contractual	Exercise	at Dec. 31,	Contractual	Exercise
Exercise Price	2006	Life (Years)	Price	2006	Life (Years)	Price
$3.11 — 4.27	99,414	5.01	$3.97	89,414	4.40	$4.07
5.31 — 7.50	38,433	2.64	6.34	20,838	2.85	6.81
10.52 — 33.60	87,333	6.44	10.24	25,833	6.24	14.91
39.60 — 178.38	30,668	2.29	106.93	30,668	2.29	106.93

	255,848	3.53	$18.62	166,753	3.12	$25.01

     The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $46,000 and $33,000, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares.
Restricted Stock
     The Company awards restricted stock to employees and Directors pursuant to the ERSP and DRSP respectively. There is no contractual maximum term or vesting period for awards under either plan. ERSP awards may be service, market and service, or performance based. Market and service based awards include shares that vest once the Company’s share price reaches a certain target level defined in the award, and the individual remains in the employ of the Company. Performance based awards include those where vesting is tied to the achievement of certain personal or Company targets or goals, such as achieving a targeted number of customer location deployments or achieving a targeted sales goal as measured by revenue over the term of new customer agreements. DRSP awards are performance based and are restricted until the Company achieves profitability and is cash flow positive for two consecutive quarters.
     A summary of the unvested restricted stock as of December 31, 2006, and changes years ending December 31, 2006 and 2005 is as follows:

		Weighted
		average
		grant
		date
	Shares	fair value
Unvested restricted stock at December 31, 2004	--	$--
Granted	42,768	10.71

Unvested restricted stock at December 31, 2005	42,768	10.71
Granted	140,384	5.69
Vested	(7,500)	11.62
Forfeited	(10,000)	11.62

Unvested restricted stock at December 31, 2006	165,652	$6.50

     For all awards issued to employees, the Company records an expense based on the grant date fair value and amortizes it over the service period.

NOTE 7. SENIOR CONVERTIBLE NOTES
     As of December 31, 2006, there were Senior Convertible Notes (“The Senior Notes”) in the aggregate principal amount of $1,800,000 issued and outstanding. The Senior Notes carry interest at the rate of 10% per annum compounded monthly. The Senior Notes are convertible into common stock of the Company at a conversion rate of $3.25 per common share, or a maximum total of 553,846 common shares, subject to anti-dilution provisions. The Senior Notes are secured by a senior security interest in all of our and our subsidiaries’ assets. The Company issued and sold the Senior Notes in connection with the 2006 Private Placement.
     Upon a change of control of Catuity involving the acquisition of voting control or direction over 50% or more of our outstanding common stock, the holders of the Senior Notes have the right to cause Catuity to repurchase the Senior Notes in cash for the greater of (A) 130% multiplied by the product of (x) the principal amount being converted plus accrued but unpaid interest on such principal amount and (y) the closing sales price of the Company's common stock immediately following the public announcement of such change in control; or (B) 150% of the principal amount being converted plus accrued but unpaid interest on such principal amount. In the event of a change of control at a per share price which is equal to or greater than 200% of the Conversion Price, then 130% in (A) above will be reduced to 120%.
     The Company has the right to redeem in cash any or all of the outstanding Senior Notes at any time prior to maturity, upon three (3) business days prior written notice, at the greater of (x) one hundred twenty percent (120%) of the principal amount to be redeemed or (y) the product of (i) the remaining principal balance of the Convertible Note divided by the Conversion Price in effect on the day before such redemption notice is sent and (ii) the closing sale price of the Common Stock on the day before such redemption notice is sent, plus in each case, the amount of any accrued but unpaid interest, subject to the maximum amount of interest allowed to be charged by law, payable in cash. In the event of any redemption of the Senior Notes, the Investors shall retain the Warrants and the “Registration Rights” that attached thereto.
     The principal amount of the Senior Notes is repayable in monthly installments of $75,000 beginning on December 1, 2007. The Senior Notes mature on November 21, 2009. Future principal payments by year are as follows: 2007 — $75,000; 2008 — $900,000; and 2009 — $825,000.
NOTE 8. ACQUISITION
     On September 1, 2005 Catuity Inc. completed the acquisition of all of the outstanding shares of Loyalty Magic Pty. Ltd. (Loyalty Magic), headquartered in Melbourne, Australia. The Stockholders of Loyalty Magic received $2,700,000 (A$3,600,000) in cash and 335,000 shares of Catuity common stock in consideration for Loyalty Magic. The shares were issued pursuant to an exemption from registration under Regulation D of the Securities Act of the United States. Loyalty Magic is now a wholly-owned subsidiary of Catuity. The acquisition of Loyalty Magic was reflected in the consolidated financial statements of the Company beginning September 1, 2005 and has been accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No 141, Business Combinations. Catuity’s 2005 financial statements reflect twelve months of Catuity’s operations and four months of Loyalty Magic’s operations.
     The Company, as part of its turnaround strategy, determined that the acquisition of Loyalty Magic and its combination would create a stronger, more competitive industry participant, based on potential benefits that include: (1) the complementary nature of the companies’ markets, products, technologies and customers; (2) the more diversified portfolio of products that will result from the combination of the companies; (3) the opportunity to accelerate revenue growth as a result of being able to offer Loyalty Magic’s products to Catuity’s customers and prospective customers and to offer Catuity’s products to Loyalty Magic’s customers and prospective customers; (4) the potential ability of the combined company to effectively develop new products and improve existing products by sharing technologies and intellectual property; (5) the expansion of presence in new and current markets; (6) the development of an international platform for future acquisitions as and when attractive opportunities arise; and (7) the management team in place at Loyalty Magic.
     Although the transaction generated a significant amount of goodwill, the Company believes that the combination of the two entities will generate sufficient positive results to justify these amounts. This is based on evaluation of the experience and skill of the Loyalty Magic personnel, the potential of the existing customer base and the future potential of the Loyalty Magic sales pipeline.

     The purchase price (In US Dollars) has been allocated as follows:

Condensed Balance Sheet
Current Assets	$840,865
Long Term Assets	164,330
Other Intangible Assets & In-process R&D	2,139,200
Goodwill Including Acquisition Cost	3,004,667

Total Assets	6,149,062
Liabilities	(680,835)

Purchase Price	$5,468,227

Transaction Cash & Equity
Cash Paid to Loyalty Magic Stockholders	$2,700,000
Shares of Catuity Stock @ $7.50*	2,512,000
Acquisition and Other Costs	256,227

Purchase Price	$5,468,227

*	The shares were valued at the price used for the public offering, or $7.50 per share, that was completed on the same day as the acquisition. Management determined that this represented the fair value of the shares at the time the transaction was finalized, due to the size of the capital raise, the number of shares issued and the high volatility of our stock price.
     A portion of the purchase price represents amortizable intangibles (primarily trademarks — 30 year life, customer contracts — 5 year life, customer relationships — 10 year life, proprietary software — 5 year life and non-compete agreements — 5 year life. The weighted average amortization period is 13 years for amortizable intangibles). Trademarks and the Non Compete Agreement are amortized on a straight line (SL) basis over the estimated useful life in years. Software, Customer Contracts and Customer relationships are amortized over the estimated useful life in years and the amortization expense amount is based on the expected annual cash flows (CF) of the respective category. In Process Research and Development (IPR&D) of $205,900 was expensed on the acquisition date and charged to Research & Development.
     The following table details the amortization of the intangibles as adjusted for changes in the exchange rate during 2006:

	December 31, 2006			December 31, 2005
		Accumulated	Net Book		Accumulated	Net Book
Category	Cost	Amortzation	Value	Cost	Amortization	Value
Trademarks	$592,681	$(26,368)	$566,313	$566,700	$(6,296)	$560,404
Software	674,363	(226,294)	448,069	644,800	(49,887)	594,913
Customer Contracts	298,171	(116,814)	181,357	285,100	(30,991)	254,109
Customer Relationships	291,163	(75,368)	215,795	278,400	(23,823)	254,577
Non-compete agreements	165,557	(44,193)	121,364	158,300	(10,552)	147,748

Totals	$2,021,935	$(489,037)	$1,532,898	$1,933,300	$(121,549)	$1,811,751

     Amortization expense for the years ended December 31, 2006 and 2005 was $367,488 and $121,549, respectively. The estimated amortization expense for intangible assets for each of the years ending December 31 is as follows: 2007 – $331,579, 2008 – $282,343, 2009 – $214,951, 2010 – $149,408, 2011 – $48,916; thereafter – $505,701. The amortization of intangible assets associated with the acquisition is currently not deductible for tax purposes.

     Pro forma information for the Company and Loyalty Magic as if the acquisition had been completed on January 1, 2005 is as follows:

YTD 12/31/2005
(unaudited)
Revenue	$2,377,192
Net loss	(3,702,618)
Net loss per share – basic and diluted	$(1.79)
NOTE 9. INCOME TAXES
     The components of profit/ (loss) before income taxes and extraordinary items consisted of the following:

	YEAR ENDED DECEMBER 31
	2006	2005
Domestic	$(4,297,855)	$(3,350,057)
Foreign	65,117	369,027

Loss before income taxes	$(4,232,738)	$(2,981,030)

     There has been no provision for income taxes for any period as the Company has incurred operating losses and provided a full valuation allowance against the tax benefit of those operating losses in the United States. The Company has utilized net operating loss carry forwards to offset operating earnings in Australia. The provision for income taxes at statutory rates is reconciled to the reported provision for income taxes as follows:

	YEAR ENDED DECEMBER 31
	2006	2005
Income taxes at statutory tax rate	$(1,439,131)	$(1,013,550)
Utilization of operating loss carry forward	(19,453)	(110,708)
Valuation allowance	1,462,233	1,139,019
Other	(3,649)	(14,761)

Provision for income taxes	$—	$—

     The statutory tax rate was 34% in the United States and 30% in Australia for the years ended December 31, 2006 and 2005. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	DECEMBER 31
	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$13,564,462	$12,059,673
Other	364,152	108,188

Total deferred tax assets	13,928,614	12,167,861
Deferred tax liabilities:
Intangibles	(521,220)	(616,080)
Beneficial conversion feature attributable to convertible notes	(393,380)	—

Total deferred tax liabilities	(914,600)	(616,080)
Valuation allowance	(13,014,014)	(11,551,781)

Total net deferred tax assets	$—	$—

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully reserved by a valuation allowance.
     As of December 31, 2006, the Company had net operating loss carry-forwards of $24,503,000 expiring in various amounts in 2020 and 2021 in the United States and $16,320,000 in Australia. Utilization of the net operating loss carry-forwards in Australia are subject to either the continuity of ownership test or the continuation of same business test at the time the losses are utilized in accordance with Subdivision 165 and Subdivision 166 of the Australian Income Tax Assessment Act of 1997. Utilization of the net operating loss carry-forwards in the United States is subject to limits due to continuity of ownership tests under Section 382 of the Internal Revenue Service Code.
NOTE 10. DEFINED CONTRIBUTION PLAN
     On behalf of its Australian employees, the Company contributes a government mandated percentage of each employee’s gross salary to a defined contribution plan. The prescribed charge percentage was 9% for the two years ended December 31, 2006 and 2005. The Company’s contributions were $100,846 and $58,339 for the years ended December 31, 2006 and 2005 respectively.
     There is a 401-K plan available for employees in the U.S. In 2006 the Company has accrued $41,986 for 2006 matching contributions to the 401-K plan.
NOTE 11. RESTRICTED CASH
     The Company was and continues to be the trustee of a bank account related to the use of its Transcard software product that was discontinued in August 2001. When consumers transferred funds to their cards, the funds were deposited into this trust account. The funds were debited from the account electronically and paid to merchants when transaction information relating to cardholder usage was downloaded from merchants through a central host processing system. The Company is not entitled to the funds other than in specified circumstances such as when cards are inactive or expired. Consequently, an amount corresponding to the trust account balance is recorded as a current liability. The trust account had an ending balance of $85,523 and $81,443 at December 31, 2006 and 2005, respectively. On August 31, 2001, in accordance with an agreement between the Company and Westbus Pty. Ltd., the Transcard system was discontinued. As of that date, no additional cards were issued and consumers could no longer use their cards to purchase goods or services. The Company is serving as the administrator to refund all requested prepaid balances remaining on consumers’ cards as of the date the system was discontinued.

NOTE 12. OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA
     As of December 31, 2006, the Company is organized and operates in one business segment, providing loyalty and gift card processing and services for retailers. The following table shows net revenues and long-lived assets by geographic area.

	2006		2005
	Long-Lived	Net	Long-Lived	Net
	Assets	Revenues	Assets	Revenues
U.S.	$145,513	$235,563	$84,906	$77,618
Australia	148,911	1,713,237	189,035	903,304

Total	$294,424	$1,948,800	$273,941	$980,922

     Revenue from two of Loyalty Magic’s customers each exceeded 10% of Catuity’s revenue (AMCAL at 24% and API at 20%) and, in total, represented approximately 44% of revenue in 2006. In 2005, revenue from two of Loyalty Magic’s customers each exceeded 10% of Catuity’s revenue (AMCAL at 15% and API at 13%) and, in total, represented approximately 28% of revenue.
NOTE 13. MANAGEMENT’S PLANS
     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and continuation of the Company as a going concern. Liquidation values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments, if any, that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.
     For the years ended December 31, 2006 and 2005, the Company incurred net losses of $4,232,738 and $2,981,030, respectively. As of December 31, 2006, the Company had an accumulated deficit of $41,936,663 and insufficient cash on hand to meet its expected liquidity requirements for 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.
     Management’s strategy in 2007 consists of the following components: 1) to remain focused on offering our core customer base — retailers and their partners — a broad range of products, services and programs to help them reach, reward and retain their customers; 2) to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations; and 3) to complete one or more strategic acquisitions.
     Management currently estimates that additional debt and/or equity financing will be required during the second quarter of 2007 in order to meet expected liquidity requirements for the balance of 2007. The Company was successful in raising capital during the years ended December 31, 2006 and 2005. However, there can be no assurance that the Company will continue to be able to raise additional funds as necessary, nor can there be any assurance that additional funds, if available, will be on terms satisfactory to the Company or that they will not have a significant dilutive effect on existing stockholders.
     Management’s focus in evaluating potential acquisition candidates is to identify companies that are in a similar line of business that fit with our strategy, have achieved and sustained profitability, and generate positive cash flow from operations. Management currently estimates that the Company will not achieve profitability by the end of 2008 unless it is successful in completing one or more acquisitions. However, there can be no assurance that management will be able to complete such an acquisition, nor can there be any assurance that an acquisition, if completed, will not have a significant dilutive effect on existing stockholders.
     Although management believes that its efforts in obtaining additional financing and completing one or more strategic acquisitions will be successful, there can be no assurance that its efforts will ultimately be successful. In the event that management is unable to raise additional capital from external sources, or is unable to successfully complete an acquisition of a profitable company, the Company may be forced to curtail or cease operations.
NOTE 14. RELATED PARTY TRANSACTIONS
In connection with the 2006 Private Placement discussed in Note 5, the Company paid the placement agent for the financing (Broadband Capital Management, LLC) a fee of $157,500, representing 7% of the gross cash proceeds received by Company, together with reimbursement of its actual expenses. One of the Company's independent directors is employed as the head of investment banking by Broadband Capital Management LLC.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     There were no disagreements with BDO Seidman, LLP in 2005 or 2006.
Item 8A. Controls and Procedures
     Management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 as of December 31, 2006. The Company’s disclosure controls and procedures are designed to ensure: (1) that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified by the SEC and (2) that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2006. The disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as required on a timely basis. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.
     There has not been any change in the Company’s internal controls during the 4th quarter ending December 31, 2006 that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting. Management did not identify any significant deficiencies or material weaknesses.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance;
Compliance With Section 16(a) of the Exchange Act
     a) The following table sets forth our Directors, Executive Officers, Promoters and Control persons and their ages as of January 25, 2007.

NAME	AGE	POSITION(S)
Alexander S. Dawson	63	Chairman (1), (2), (3)
Alfred H.(John) Racine III	42	Director, President and Chief Executive Officer
Geoffrey C. Wild	67	Director (1), (3)
Donald C. Campion	58	Director (1), (2)
Clifford W. Chapman Jr.	38	Director (2), (3)
Debra R. Hoopes	46	Sr. Vice President, Chief Financial Officer, Treasurer and Secretary
Graham McStay	40	Managing Director of Loyalty Magic Pty. Ltd. (Australia)

(1)	Audit Committee

(2)	Compensation Committee

(3)	Governance and Nominating Committee
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
     Clifford W. Chapman, Jr. is one of our independent directors and the Chairman of our Compensation Committee. Cliff Chapman is currently the head of investment banking for Broadband Capital Management, a boutique investment and merchant bank. In addition to working with Andersen Consulting and Booz Allen & Hamilton, Mr. Chapman has also played key leadership roles in two high profile successes. Most recently he was the CEO and investor in the turnaround of mindSHIFT Technologies, a managed services provider focused on IT outsourcing for small and medium enterprises. From June 2002 through October 2003 he restructured the sales process, cut costs and acquired three companies to take mindSHIFT to profitability. Prior to MindSHIFT, Mr. Chapman was the VP of Business Integration for AppNet, a full-service Internet professional service and managed hosting company. Prior to AppNet, Mr. Chapman co-founded NMP, a full-service consulting business and managed hosting company. He has also worked with numerous start-up businesses. Mr. Chapman holds an MBA from Columbia Business School and a BS in Computer Engineering from Lehigh University.
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
     Donald C. Campion is one of our independent directors and is Chairman of our Audit Committee. Mr. Campion is a member of the Board of Directors for Haynes International and also serves as the Chairman of its Audit Committee and as a member of its Compensation Committee. He is also a member of the Board of Directors of McLeodUSA, Inc., a privately held telecommunications company, where he serves as the Chairman of its Audit Committee. Mr. Campion served as the Chief Financial Officer for VeriFone Inc., North America’s largest point of sale terminal manufacturer. He was also the Chief Financial Officer of several other corporations, including Special Devices, Inc., Cambridge Industries, Inc., Oxford Automotive, Inc., and Delco Electronics Corporation. Previously, Mr. Campion held a variety of Senior Management roles with General Motors and its affiliates. He holds an MBA and a BS in Applied Mathematics from the University of Michigan.
     Debra R. Hoopes began service as our Sr. Vice President, Chief Financial Officer, Secretary and Treasurer on January 2, 2007. Ms. Hoopes was most recently the interim Chief Financial Officer of Catcher Holdings, Inc., through her relationship with Tatum Partners and prior to that was the Chief Financial Officer of Intersections Inc., a Chantilly, Virginia-based company that provides credit reporting and identity theft products for the consumer market. Ms. Hoopes has eight years of experience as Chief Financial Officer or a senior financial officer in private equity backed and public companies including Compel Holdings; CityNet Telecommunications; and Winstar Telecommunications. Prior to that, Ms. Hoopes managed a line of businesses for Cable & Wireless and was with MCI Communications. Ms. Hoopes holds a B.S. in Accounting from Virginia Tech and an MBA in Finance from George Washington University and is a CPA.
     Graham McStay was appointed as Managing Director of our Australian subsidiary, Loyal Magic, on January 30, 2007. Previously, he spent two years as the head of operations at Loyalty Magic. In that capacity, he oversaw all client management and the company’s technology team. He has more than 10 years of extensive operational management experience in leading Australian companies. While at Retail Decisions, the fuel card division, Mr. McStay was the national customer service and sales manager who oversaw the merger of two business units. He held a similar position at the Centre for Adult Education, UCMS and at Ansett Australia.

     Each director holds office until the next annual meeting of stockholders or until his successor has been duly elected or qualified or until his earlier death, resignation or removal. Executive Officers are appointed by, and serve at the discretion of, our board of directors. In the case of Mr. Racine however, he will serve as President and Chief Executive Officer until the expiration of his current agreement on September 30, 2007. Mr. Racine’s agreement may be extended for one year by mutual agreement between himself and Catuity.
     Our board of directors has an audit committee. The audit committee, among other things, makes recommendations to the board of directors concerning the engagement of independent auditors and monitors the results of our operating and internal controls as reported by management and the independent auditors. The audit committee contains at least one Financial Expert (Don Campion Audit Committee chairman) as that term is defined in SEC rules.
     Effective February 26, 2001, the board of directors established a compensation committee (Cliff Chapman, chairman). In 2003, the board of directors resolved that only independent directors could serve on the compensation committee. The compensation committee is responsible for establishing the compensation levels for our executive officers. In recommending and determining compensation, the committee takes into consideration the compensation practices of companies in the markets that the Company competes for executive talent. Incentives in the form of stock options are generally offered.
     On March 22, 2005, the Board approved the establishment of a Nomination and Governance Committee, which became effective on July 1, 2005. The Nomination and Governance functions, which include selecting qualified individuals for approval by stockholders to serve as members of the Board and developing a set of corporate governance principles applicable to the Company, was previously carried out by the independent members of the Board as part of their Board responsibilities. There were no changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the Company last provided disclosure regarding such procedures.
     There are no family relationships among any of our directors. No arrangement or understanding exists between any director and any other person pursuant to which any director was selected to serve as a director. To the best of our knowledge, (i) there are no material proceedings to which our director is a party, or has a material interest, adverse to us; and (ii) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any of the directors during the past five years.
b) Compliance with Section 16(a) of the Exchange Act
Section 16(a) Beneficial Ownership Compliance

	Number of Late	# of Transactions not
Person	Form 4 Reports in 2006	Timely Reported
Chris Leach, CEO Loyalty Magic	1	1
Alfred Racine, CEO Catuity Inc.	1	1
Geoff Wild, Board Member	2	2
Donald Campion, Board Member	2	2
Clifford Chapman, Board Member	2	2
Alexander Dawson, Board Member	2	2
John Lowry, CFO Catuity Inc.	1	1
Note: Board Member late filings of Form 4’s related to their receipt of restricted shares as part of their regular compensation for serving on the Board.
c) Code of Ethics
ETHICS AND CODES OF CONDUCT
     To ensure that the highest level of stockholder confidence could be placed on its financial reporting, Catuity adopted a Code of Ethics for senior financial personnel in 2002. The content of this Code was expanded in April 2004 to ensure compliance with new corporate governance rules and requirements. In addition, Catuity expanded its business and employee code of conduct, applicable to all directors, officers and employees, in April 2004. Catuity has also expanded its Insider Trading Policy, which restricts the circumstances under which all directors, officers and employees may trade in Catuity stock or that of its trading partners. The Code of Ethics for Senior Financial Personnel, Business and Employee Code of Conduct and the Insider Trading Policy are available at www.catuity.com.
Item 10. Executive Compensation
DIRECTOR AND EXECUTIVE COMPENSATION
     The following tables provide certain summary information concerning compensation and stock options for our Principal Executive Officer, the named executive officers that earned more than $100,000 (salary and bonus), and our directors for all services rendered in all capacities to Catuity during the year ended December 31, 2006.
Summary Compensation Table

				(2)
			(1) Stock	Option	(3) All Other
		Salary	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Alfred H. (John) Racine, III, President and CEO	2006	253,365	57,415	174,398	7,600	491,778

John H. Lowry, III, Vice President, CFO, Secretary and Treasurer	2006	170,000	52,152	15,045	113,668	350,865

Chris Leach CEO of Loyalty Magic	2006	134,150	—	15,575	—	149,725

(1)	The amount expensed per 123(R) in 2006 for stock awarded in 2006.

(2)	The amount expensed per 123(R) in 2006 for options awarded in 2005 and 2006.

(3)	For Mr. Lowry, includes $108,568 of salary and benefits to be paid in 2007 in connection with his resignation on January 2, 2007.
Outstanding Equity Awards at Fiscal Yearend 2006

	Option Awards					Stock Awards
Market
	Number of	Number of				Number	Value
	Securities	Securities				of Shares	of Shares
	Underlying	Underlying				or Units	or Units
	Unexercised	Unexercised			Option	of Stock	of Stock
	Options (#)	Options (#)	Option Exercise		Expiration	That Have	That Have
Name	Exercisable	Unexercisable	Price ($)		Date	Not Vested	Not Vested
77,914 @ $4.20(2) and
Alfred H. (John) Racine, III	102,914	25,000	50,000 @ $6.86	(3)	9-23-09 and 9-23-15	100,000 (1)	444,000
8,333 @ $7.50 and
John H. Lowry, III	13,333	5,000	10,000(5) @ $10.52		6-20-10 and 9-20-15	20,000 (4)	88,800
5,000 @ $16.99 and
Chris Leach	15,000	—	10,000 @ $18.35	(6)	9-1-10	—	—

(1)	33,334 restricted shares will vest when the 30 day average closing price of our common stock on the NASDAQ exceeds $15.00; 33,333 restricted shares will vest when the 30 day average closing price of our common stock on the NASDAQ exceeds $20.625; and 33,333 restricted shares will vest when the 20 day average closing price of our common stock on the NASDAQ exceeds $26.25.

(2)	Vesting occurred between Nov. 2004 and Sep. 2005.

(3)	Option exercise price is $6.86 and vesting as follows: twenty-five percent (25%) on September 23, 2005 (actually vested on May 11, 2006 when stockholders approved it); twenty-five percent (25%) on September 23, 2006; and the remaining fifty percent (50%) on September 23, 2007.

(4)	20,000 restricted shares at $11.62 vesting: 6,667 shares when the 30-day average closing price of Catuity stock equals $15; 6,667 shares when the 30-day average closing price of Catuity stock equals $20.625; and 6,666 shares when the 30-day average closing price of Catuity stock equals $26.25.

(5)	10,000 options at $10.52 with 5,000 vesting Sept. 28, 2006 and 5,000 vesting on Sept. 28, 2007. 8,333 options at $7.50 and vested on Dec. 29, 2005.

(6)	Options to purchase 15,000 shares common stock vesting: 5,000 vested on September 1, 2005 with an exercise price equal to 25% above the 30-day average closing price on NASDAQ preceding the grant ($16.99 USD); 5,000 vested on January 1, 2006 with an exercise price equal to 35% above the 30-day average closing price on NASDAQ preceding the date of the grant ($18.35 USD); and 5,000 vested on January 1, 2007 with the exercise price equal to 35% above the 30-day average closing price on NASDAQ preceding the date of the grant ($18.35 USD.)
EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS
Alfred H. (John) Racine, III. We have an employment agreement with our President and Chief Executive Officer, Alfred H. (John) Racine, III. Pursuant to the agreement, Mr. Racine's salary is currently $262,500 per year. We have granted Mr. Racine stock options and restricted shares pursuant to his employment agreement, as depicted in the Summary Compensation Table above (note: approved by shareholders on May 11, 2006; considered the grant date for reporting purposes). The options have a term of ten (10) years from September 23, 2005 (September 23, 2015), and vest on the following schedule: (i) twenty-five percent (25%) on September 23, 2005; (ii) twenty-five percent (25%) on September 23, 2006; and (iii) the remaining fifty percent (50%) on September 23, 2007. The restricted shares vest on the following schedule: (i) 33,334 restricted shares will vest when the 30 day average closing price of our common stock on the NASDAQ exceeds $15.00; (ii)33,333 restricted shares will vest when the 30 day average closing price of our common stock on the NASDAQ exceeds $20.625; and (iii) 33,333 restricted shares will vest when the 20 day average closing price of our common stock on the NASDAQ exceeds $20.625; and (iii) 33,333 restricted shares will vest when the 20 day average closing price of our common stock on the NASDAQ exceeds $26.25. The restricted shares will vest immediately upon a change on control where Mr. Racine loses his position as long as the consideration paid to Catuity stockholders in such transaction is greater than $10.00 per share. Any unvested restricted shares are forfeited if Mr. Racine voluntarily resigns or if his employment is terminated for cause.
Debra R. Hoopes. Effective January 2, 2007 John H. Lowry, III resigned as Chief Financial Officer, and was replaced by Debra R. Hoopes, who serves as our Senior Vice President and Chief Financial Officer. We have an employment agreement with Ms. Hoopes. Ms. Hoopes’ employment agreement is for an initial term commencing on January 2, 2007 and ending on December 31, 2009. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Ms. Hoopes is paid an annual base salary of $185,000, which will be reviewed annually by the Company’s Chief Executive Officer and Board of Directors. In addition to her base salary and in accordance with the terms of her employment agreement, Ms. Hoopes is entitled to certain incentive-based compensation payable in shares of the Company’s common stock if the Company satisfies certain performance criteria.
In addition, Ms. Hoopes received options to purchase 25,000 shares of the Company’s common stock (the “Options”) at an exercise price equal to the volume weighted average of the trading price of the Company’s common stock on the Nasdaq small cap market (“Nasdaq”) during the thirty calendar days preceding (and ending on) December 6, 2006 (the “Initial Market Price”). Twenty-five percent of the Options will vest on each of January 2, 2007 and December 31, 2007 and the remaining fifty percent will vest on December 3, 2008. Ms. Hoopes will receive 50,000 shares of restricted stock (the “Restricted Stock”). One-third of the shares Restricted Stock will vest when the thirty calendar day volume weighted average trading price of the Company’s common stock on Nasdaq (the “30-day VWAP”) exceeds two times the Initial Market Price, one-third of the shares of Restricted Stock will vest when the 30-day VWAP exceeds three times the Initial Market Price and the remaining one-third of the shares of Restricted Stock will vest when the 30-day VWAP exceeds four times the Initial Market Price.
John H. Lowry, III. Mr. Lowry served as Chief Financial Officer until January 2, 2007. From January 2, 2007 through the end of the term of his employment agreement (July 1, 2007), he will remain employed by the Company for a limited role in order to assist with the transition of duties to Ms. Hoopes. Under the terms of Mr. Lowry’s employment agreement, Mr. Lowry’s base salary is currently $170,000. In addition, he was granted options to purchase shares of our common stock and was awarded shares of restricted stock, as depicted in the Summary Compensation Table above. One half of the options expired on September 28, 2006 and the remaining half will expire on September 28, 2007. One third of the restricted shares will vest the Company’s 30 day average closing price on NASDAQ exceeds $15.00, $20.625, and $26.25 respectively. Any unvested option shares or restricted shares are forfeited if Mr. Lowry voluntarily resigns or if his employment is terminated for cause.
Chris Leach. Mr. Leach served as CEO of Loyalty Magic until his resignation on January 30, 2007. Chris remained an employee until February 28, 2007 to assist with the CEO transition. On September 1, 2005 Catuity entered into a services agreement with MIA Pty. Ltd. (“MIA”) and Chris Leach requiring Mr. Leach to provide executive management services to Catuity. Mr. Leach is an officer and director of MIA and is authorized to approve and execute contracts on its behalf. Mr. Leach, under contract with MIA, served as the Chief Executive Officer of Loyalty Magic Pty. Ltd. prior to its acquisition by Catuity on September 1, 2005. The contracted services with Catuity commenced on September 1, 2005 and continue until December 31, 2007. The services consist of general executive management including the management of all Australian sales and research and development efforts along with Catuity's existing and future Australian operations.
Under the terms of the agreement, Mr. Leach’s base salary was $195,000 AUD (approximately $146,000 USD) plus a lump sum payment to MIA that is equal to the cost of customary benefits to be paid in twelve (12) equal monthly installments.
In addition, Mr. Leach was awarded options to purchase 15,000 shares of our common stock. The options vest on the following schedule: (1) 5,000 vested on September 1, 2005 with an exercise price equal to 25% above the 30-day average closing price on NASDAQ preceding the grant ($16.99 USD); (2) 5,000 vested on January 1, 2006 with an exercise price equal to 35% above the 30-day average closing price on NASDAQ preceding the date of the grant ($18.35 USD); and (3) 5,000 vested on January 1, 2007 with the exercise price equal to 35% above the 30-day average closing price on NASDAQ preceding the date of the grant ($18.35 USD.) Mr. Leach was also provided with an opportunity to earn 20,000 restricted stock shares as follows: (1) 5,000 shares to be granted on January 30, 2006 if Mr.  each meets 100% of the revenue and EBITDA goals for the second half of 2005, which did not occur; (2) 7,000 shares to be granted on January 30, 2007 for meeting 100% of the revenue and EBITDA goals for 2006, which did not occur; and (3) 8,000 shares to be granted on January 30, 2008 for meeting 100% of the revenue and EBITDA goals for 2007.
Director Compensation

	Fees
	Earned
	or	Stock (1)	Option (2)
	Paid in	Awards	Awards
Name	Cash ($)	($)	($)	Total ($)
Alexander S. Dawson	30,250	30,254	6,426	66,930
Alfred H.(John) Racine III	—	—	—	—
Geoffrey C. Wild	20,000	19,996	5,355	45,531
Donald C. Campion	20,750	20,753	5,355	46,858
Clifford W. Chapman Jr.	18,250	18,251	5,355	41,856

(1)	Restricted stock awards vest on the first calendar day after the Company has achieved profitability and positive cash flow for two consecutive fiscal quarters. Total shares outstanding at YE ‘06 for Dawson: 8,745; Campion: 5,651; Chapman: 5,310; and Wild: 5,446.
(2)	The options outstanding at YE ‘06 for Dawson: 8,000; Campion: 5,000; Chapman: 5,667; and Wild: 5,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
     The following table provides certain information regarding beneficial ownership of our capital stock as of December 31, 2006 by: (i) each person who is known by us to beneficially own more than five percent of our common stock; (ii) our Principal Executive Officer and the four most highly compensated executive officers that earned more than US$100,000 (salary and bonus) for all services rendered in all capacities to Catuity during the year ended December 31, 2006; (iii) each of our Directors; and (iv) all of our Directors and executive officers as a group.

	AMOUNT AND NATURE OF
	COMMON STOCK BENEFICIALLY		PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER	OWNED (1)		OWNED (2)
A&B Venture Fund
Level 13, 18 Bulletin Place	251,467	Direct	11.2%
Sydney, NSW 2000

Alfred H. Racine III	1,998	Direct
11 Altamont Circle, #51	102,914	Vested Options
Charlottesville, VA 22902	104,912	Total	4.7%

Geoffrey C. Wild	7,946	Direct
Level 5, 132 Arthur Street	5,000	Vested Options
North Sydney, NSW 2060	12,946	Total	*

Alexander S. Dawson	29,745	Direct
38 McLeay Street	8,000	Vested Options
Potts Point, NSW 2011 Australia	37,745	Total	1.7%

John H. Lowry III (3)	20,422	Direct
21972 Heatheridge	13,333	Vested Options
Northville, MI 48167	33,755	Total	1.5%

Donald C. Campion	7,628	Direct
3747 Loch Bend Dr.	5,000	Vested Options
Commerce, MI 48382	12,628	Total	*

Clifford W. Chapman Jr.	18,634	Direct
10 Warren Ave.	5,667	Vested Options
Spring Lake, NJ 07762	24,301	Total	1.1%

Chris P. Leach	28,409	Direct
23 Grover Ave.	10,000	Vested Options	1.7%
Cromer, NSW 2099	38,409	Total

All directors and executive officers as a	114,782	Direct
group (7 persons)	149,914	Vested Options	11.8%
	264,696	Total

(1)	Beneficial ownership is determined in accordance with the SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or other rights to purchase common shares which are currently exercisable or are exercisable within 60 days after December 31, 2006 are deemed vested and outstanding for purposes of computing the percentage ownership of any person. Except as indicated by footnotes and subject to community property laws, where applicable, the persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Share data does not include any shares the beneficial ownership of which has been disclaimed pursuant to SEC Rules. Restricted stock held by the beneficial owner is included in the direct holdings in the above table.

(2)	Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities plus those securities of the named person deemed to be outstanding under Rule 13d-3 (promulgated under the Exchange Act) by virtue of such securities being subject to rights to acquire beneficial ownership within 60 days after December 31, 2006. An asterisk indicates beneficial ownership of less than 1% of the common stock outstanding.

(3)	Mr. Lowry served as Chief Financial Officer during 2006, stepping down from that position on January 2, 2007.
Item 12. Certain Relationships and Related Transactions, and Director Independence
     In connection with the acquisition of Loyalty Magic Pty. Ltd., which closed on September 1, 2005 Chris Leach, as a stockholder of Loyalty Magic Pty. Ltd., received 38,409 shares of our common stock and $152,217 A (approximately $114,163 USD).
     In connection with the 2006 private Placement discussed in Note 5, the Company paid the placement agent for the financing (Broadband Capital Management, LLC) a fee of $157,500, representing 7% of the gross cash proceeds received by Company, together with reimbursement of its actual expenses. One of the Company’s independent directors is employed as the head of investment banking by Broadband Capital Management LLC.
     Our Board of Directors presently consists, and at all times during 2006 consisted, of Chairman Alexander S. Dawson, and directors Alfred H. (John) Racine III, Geoffrey C. Wild, Donald C. Champion and Clifford W. Chapman, Jr. The Board has determined that all of our directors, with the exception of Mr. Racine (who is our President and Chief Executive Officer.), are independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission. Our Compensation Committee, our Governance and Nominating Committee and our Audit Committee are composed entirely of independent directors.
     The Audit Committee of our Board of Directors is responsible for reviewing and approving all “related party transactions” (as defined in the applicable Nasdaq listing standards). Before approving such a transaction, the Audit Committee would take into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to use than terms generally available from an unaffiliated third party under the same or similar circumstances, and the extent of the related person’s interest in the transaction. The Audit Committee’s responsibility for related party transactions is set forth in the Committee’s written charter. The Committee’s policy regarding related party transactions is not in writing, but is the result of the oral consensus of the members of the Committee.
Item 13. Exhibits
     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Catuity shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number	Description

3.1	Registrant’s Certificate of Incorporation, which appears as Exhibit 3.3 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3.2	Registrant’s Certificate of Amendment to the Certificate of Incorporation, which appears as Exhibit 3.4 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3.3	Registrant’s Certificate of Designations for Series A Convertible Preferred Stock, which appears as Exhibit 3.1 to Registrant’s Form 8-K filed September 22, 2006, which is incorporated herein by reference.

3.4	Registrant’s By-Laws, which appears as Exhibit 3.5 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3.5	Certificate of Registration of Card Technologies Australia Limited, which appears as Exhibit 3.1 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3.6	Certificate of Registration on change of name from Card Technologies Australia Limited to Chip Application Technologies Limited, which appears as Exhibit 3.2 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

3.7	Bylaws of Catuity, Inc. (formerly Novatec Inc.) as amended June 25, 2001, which appears as Exhibit 3(ii) to Registrant’s Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.

3.8	Bylaws of Catuity Inc. (formerly Novatec Inc.) as amended effective September 1, 2004, which appears as Exhibit 3(g) to Registrant’s Form 10-Q for the quarter ended June 30, 2004, which is incorporated herein by reference.

3.9	Certificate of Amendment of Amended Certificate of Incorporation of Catuity Inc. which appears as Exhibit 3(h) to Registrant’s Form 10-K for the year ended December 31, 2004, which is incorporated herein by reference.

10.1	Registrant’s 2000 Director Stock Option Plan, which appears as Exhibit 4.2 to Registrant’s Form S-8 filed December 20, 2000, which is incorporated herein by reference.*

10.2	Employment agreement of John H. Lowry III, which appears as Exhibit 10.10 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.*

Exhibit
Number	Description
10.3	Amendment to John H. Lowry III Employment Agreement with Catuity Inc., which appears as Exhibit 10(d-1) to Registrant’s Form 10-Q for the quarter ended June 30, 2004, which is incorporated herein by reference. *

10.4	Form of Indemnification Agreement, which appears as Exhibit 10.24 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.

10.5	Form of Stock option Plan and Form of Stock Option Agreement under Plan, which appears as Exhibit 10.25 to Registrant’s Form 10-12G filed March 21, 2000, which is incorporated herein by reference.*

10.6	Catuity, Inc. 2000 Director Stock Option Plan as approved by the Shareholders of Catuity, Inc. on May 23, 2001, which appears as Exhibit 10.2(bb) to Registrant’s Form 10-Q for the quarter ended June 30, 2001, which is incorporated herein by reference.*

10.7	Amendment to Stock Option Plan, as approved by the Shareholders of Catuity, Inc. on May 24, 2001, which appears as Exhibit 10(s) to Registrant’s Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. *

10.8	Consulting agreement between Visa U.S.A and Catuity, Inc., signed November 17, 2000, which appears as Exhibit 10(t) to Registrant’s form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

10.9	Catuity, Inc. 2002 Executive Stock Purchase Plan, which appears as Exhibit 4.1 to Registrant’s Form S-8 filed December 6, 2002, which is incorporated here in by reference.*

10.10	Catuity, Inc. 2003 Executive Director Stock Purchase Plan which appears as exhibit 10(v) to Registrant’s Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference

10.11	Employment Agreement of Alfred H. Racine, with Catuity Inc. dated September 23, 2004, which appears as exhibit 10(w) to Registrant’s Form 8-K filed September 28, 2004, which is incorporated herein by reference *

10.12	Nonqualified Stock Option Agreement with Alfred H. Racine approved by the Shareholders of Catuity Inc. on July 18, 2005, which appears as Appendix A to Registrant’s proxy dated June 6, 2005, which is incorporated herein by reference.*

10.13	Catuity Inc. 2005 Employee Restricted Stock Plan approved by the Shareholders of Catuity Inc. on July 18, 2005, which appears as Appendix B to Registrant’s proxy dated June 6, 2005, which is incorporated herein by reference.*

10.14	Catuity Inc. 2005 Nonemployee Director Restricted Stock Plan approved by the Shareholders of Catuity Inc. on July 18, 2005, which appears as Appendix C to Registrant’s proxy dated June 6, 2005, which is incorporated herein by reference.*

10.15	Amendment dated September 21, 2005 to Alfred H. Racine employment agreement with Catuity Inc. dated September 23, 2004, which appears as exhibit 10(a) to Registrant’s Form 10-Q for the quarter ended September 30, 2005, which is incorporated herein by reference.*

10.16	Amendment dated September 21, 2005 to John H. Lowry employment agreement with Catuity Inc. dated April 18, 2000, which appears as exhibit 10(b) to Registrant’s Form 10-Q for the quarter ended September 30, 2005, which is incorporated herein by reference.*

10.17	Agreement between Catuity Inc. and MIA Pty. Ltd. and Chris Leach, individually for Management services dated August 31, 2005, which appears as exhibit 10(c) to Registrant’s Form 10-Q for the quarter ended September 30, 2005, which is incorporated herein by reference.*

10.18	Amendment dated December 21, 2005, to Alfred H. Racine III Employment Agreement With Catuity Inc. Dated September 23, 2004 As Amended Effective September 7, 2005.*

10.19	Employment Agreement of Debra Hoopes with Catuity Inc. dated December 6, 2006, which appears as exhibit 10.1 to Registrant’s Form 8-K filed December 12, 2006, which is incorporated herein by reference *

10.20	Amendment dated January 24, 2007 to Employment Agreement of Debra Hoopes with Catuity Inc. dated December 6, 2006*

10.21	Securities Purchase Agreement for the Senior Notes, Preferred Shares and Warrants, dated November 22, 2006, by and among Catuity, Inc. and the investors thereto which appears as Exhibit 10.1 to Registrant’s Form 8-K filed September 22, 2006, which is incorporated herein by reference.

Exhibit
Number	Description
10.22	Senior Notes issued pursuant to Securities Purchase Agreement which appears as Exhibit 10.2 to Registrant’s Form 8-K filed September 22, 2006, which is incorporated herein by reference.

10.23	Warrants issued pursuant to Securities Purchase Agreement which appears as Exhibit 10.3 to Registrant’s Form 8-K filed September 22, 2006, which is incorporated herein by reference.

10.24	Registration Rights Agreement executed pursuant to the Securities Purchase Agreement which appears as Exhibit 10.4 to Registrant’s Form 8-K filed September 22, 2006, which is incorporated herein by reference.

10.25	Security Agreement executed pursuant to the Securities Purchase Agreement which appears as Exhibit 10.5 to Registrant’s Form 8-K filed September 22, 2006, which is incorporated herein by reference.

10.26	Guaranty executed by Catuity subsidiaries pursuant to the Securities Purchase Agreement which appears as Exhibit 10.6 to Registrant’s Form 8-K filed September 22, 2006, which is incorporated herein by reference.

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission regarding change in certifying accountant, which appears as exhibit 16.1 to Registrant’s Form 8-K dated September 24, 2004.

21	Subsidiaries of Registrant, which appears as Exhibit 21 to Registrant’s Form 10-KSB dated March 30, 2006

23.1	Consent of Independent Accountants — BDO SEIDMAN, LLP

24	Powers of Attorney (Contained on Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Alfred H. Racine, the Registrant’s Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by John H. Lowry, the Registrant’s Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Racine and John H. Lowry

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services
AUDIT FEES
     The aggregate fees billed by BDO Seidman LLP for the audit of Catuity’s annual consolidated financial statements for the fiscal year ended December 31, 2006, including the review of the consolidated financial statements included in Catuity’s quarterly reports on Form 10-QSB were $139,000 USD. The aggregate fees billed by BDO Seidman LLP for the audit of Catuity’s annual consolidated financial statements for the fiscal year ended December 31, 2005, including the review of the consolidated financial statements in Catuity’s quarterly reports on Form 10-QSB were $120,000 USD. Audit fees are presented on an accrual basis. All other fees are presented for services provided during the period January 1 to December 31 for the respective year.
AUDIT RELATED FEES
     Additional fees billed by BDO Seidman, LLP associated with the annual audit during the fiscal year ended December 31, 2006 totaled $24,000 related to our securities purchase agreement. Additional fees billed by BDO Seidman, LLP associated with the annual audit during the fiscal year ended December 31, 2005 totaled $42,000 related primarily to our acquisition of Loyalty Magic.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007		CATUITY INC.

	By:	/s/ Debra R. Hoopes

Debra R. Hoopes
Senior Vice President, CFO and Secretary
POWER OF ATTORNEY
     Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Debra R. Hoopes his or her attorney-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Alexander S. Dawson Alexander S. Dawson	Chairman and Director	March 30, 2007

/s/ Alfred H. Racine Alfred H. Racine	President, CEO and Director	March 30, 2007

/s/ Clifford Chapman Clifford Chapman	Director	March 30, 2007

/s/ Geoffrey C. Wild Geoffrey C. Wild	Director	March 30, 2007

/s/ Donald C. Campion Donald C. Campion	Director	March 30, 2007

/s/ Debra Hoopes	Senior Vice President, CFO and Secretary	March 30, 2007
Debra Hoopes

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of Independent Registered Accounting Firm — BDO SEIDMAN, LLP

24	Powers of Attorney (Contained on Signature Page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Alfred H. Racine, the Registrant’s Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Debra R. Hoopes, the Registrant’s Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Alfred H. Racine and Debra R. Hoopes