Form 10QSB
period 2007-03-31
CATUITY INC
filed 2007-05-11
CIK 1109740

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

     For the quarterly period ended March 31, 2007.

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to _______

                          Commission File No: 000-30045

                                  CATUITY INC.
        (Exact Name of Small Business Issuer as specified in its charter)

                 Delaware                                       38-3518829
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)



      300 Preston Avenue, Suite 302
           Charlottesville, VA                                     22902
(Address of principal executive offices)                        (Zip Code)

               Registrant's telephone number, including area code:
                                 (434) 979-0724

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

Common stock outstanding - 2,344,986 shares as of May 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                  CATUITY INC.
                                   FORM 10-QSB
                                      INDEX

Part I. FINANCIAL INFORMATION..............................................    3
   Item 1. Financial Statements............................................    3
      Consolidated Balance Sheets - March 31, 2007 and December 31,
         2006..............................................................    3
      Consolidated Statements of Operations - Three months ended
         March 31, 2007 and 2006...........................................    4
      Consolidated Statements of Cash Flows - Three months ended
         March 31, 2007 and 2006...........................................    5
      Notes To Consolidated Financial Statements - March 31, 2007..........    6
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   14
   Item 3. Controls and Procedures.........................................   21
PART II. OTHER INFORMATION.................................................   23
   Item 1. Legal Proceedings...............................................   23
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....   23
   Item 3. Defaults Upon Senior Securities.................................   23
   Item 4. Submission of Matters to a Vote of Security Holders.............   23
   Item 5. Other Information...............................................   23
   Item 6. Exhibits........................................................   23
SIGNATURES AND CERTIFICATIONS..............................................   24

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CATUITY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,    DECEMBER 31,
                                                           2007           2006
                                                       ------------   ------------
                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $    782,995   $  1,993,910
   Accounts receivable-trade, less allowance of
      $283,000 in 2007 and $250,000 in 2006                 369,419        390,116
   Restricted cash                                           87,549         85,523
   Non-income taxes receivable                               69,221        290,711
   Prepaid expenses and other                               236,406        250,899
                                                       ------------   ------------
TOTAL CURRENT ASSETS                                      1,545,590      3,011,159
                                                       ------------   ------------
LONG TERM ASSETS:
   Property and equipment, net                              303,163        294,424
   Notes receivable                                          23,947         35,548
   Deferred financing costs, net                            253,180        236,876
   Goodwill                                               3,216,870      3,142,420
   Other intangible assets, net                           1,484,006      1,532,898
                                                       ------------   ------------
TOTAL LONG TERM ASSETS                                    5,281,166      5,242,166
                                                       ------------   ------------
TOTAL ASSETS                                           $  6,826,756   $  8,253,325
                                                       ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                    $    262,750   $    337,887
   Deferred revenue                                          69,756         80,957
   Accrued compensation                                     204,117        345,473
   Taxes, other than income                                  50,132         86,829
   Other accrued expenses                                   275,064        263,459
   Senior convertible notes, net of discount of
      $1,762,907 in 2007 and $1,794,710 in 2006              37,093          5,290
   Trust liability                                           87,549         85,523
                                                       ------------   ------------
TOTAL CURRENT LIABILITIES                                   986,461      1,205,418
                                                       ------------   ------------
LONG TERM LIABILITIES:
   Accrued compensation                                      43,638         39,036
                                                       ------------   ------------
TOTAL LONG TERM LIABILITIES                                  43,638         39,036
                                                       ------------   ------------
TOTAL LIABILITIES                                         1,030,099      1,244,454
                                                       ------------   ------------
Commitments and Contingencies (Note 5)                           --             --

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value; Authorized -
      6,666,667 shares;  2,317,486 shares issued and
      2,076,691 shares outstanding in 2007,
      2,242,343 shares issued and 2,076,691
      outstanding in 2006                                     2,317          2,242
   Preferred stock - $0.001 par value; Authorized -
      666,667 shares; 700 shares Series A issued and
      outstanding in 2007 and 2006                          450,187        450,187
   Additional paid-in capital                            48,407,196     48,299,469
   Accumulated other comprehensive income                   326,259        193,636
   Accumulated deficit                                  (43,389,302)   (41,936,663)
                                                       ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                5,796,657      7,008,871
                                                       ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  6,826,756   $  8,253,325
                                                       ============   ============

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                  2007          2006
                                                              -----------   -----------
REVENUES:
   Processing                                                 $   335,919   $   347,582
   Service                                                         68,442       114,585
   License                                                         14,809        18,280
                                                              -----------   -----------
TOTAL REVENUES                                                    419,170       480,447

COST OF REVENUE AND OTHER OPERATING EXPENSES:
   Cost of processing revenue                                     507,474       381,146
   Cost of service revenue                                         26,996        72,035
   Cost of revenue - amortization of intangibles                   47,445        41,559
   Cost of revenue - stock based compensation                      10,076        20,232
   Research and development                                        76,083       127,070
   Research and development - stock based compensation              5,720         8,910
   Sales and marketing                                            249,074       225,395
   Sales and marketing  - amortization of intangibles              34,095        32,187
   General and administrative                                     688,540       492,571
   General and administrative - amortization of intangibles        15,254        12,636
   General & administrative - stock based compensation            108,848       126,384
                                                              -----------   -----------
TOTAL COSTS AND EXPENSES                                        1,769,605     1,540,125
                                                              -----------   -----------
OPERATING LOSS                                                 (1,350,435)   (1,059,678)
Interest income (expense), net                                    (84,704)       32,334
                                                              -----------   -----------
NET LOSS                                                       (1,435,139)   (1,027,344)
Preferred stock dividends                                         (17,500)           --
                                                              -----------   -----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $(1,452,639)  $(1,027,344)
                                                              ===========   ===========
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE -
   BASIC & DILUTED                                            $     (0.64)  $     (0.49)
                                                              ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC & DILUTED             2,281,400     2,111,807
                                                              ===========   ===========

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                  2007          2006
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $(1,435,139)  $(1,027,344)
Adjustments used to reconcile net loss to net
   cash used in operating activities:
   Stock based compensation                                       124,644       139,106
   Depreciation and amortization                                  189,596       103,611
Changes in assets and liabilities:
   Accounts receivable                                             20,697        81,966
   Accounts payable                                               (75,137)       (4,577)
   Deferred revenue                                               (11,201)        3,802
   Accrued expenses and other liabilities                        (161,846)      (16,168)
   Other assets                                                   187,462        43,033
                                                              -----------   -----------
Net cash used in operating activities                          (1,160,924)     (676,571)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (39,751)      (10,311)
   Short term investments                                              --     2,245,839
                                                              -----------   -----------
Net cash provided by (used in) investing activities               (39,751)    2,235,528
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid on preferred stock                         (17,500)           --
   Repayment of fractional shares related to reverse stock
      split                                                            (8)          (16)
                                                              -----------   -----------
Net cash provided by (used in) financing activities               (17,508)          (16)
                                                              -----------   -----------
Foreign exchange effect on cash                                     7,268       (12,127)
                                                              -----------   -----------

Net increase/(decrease) in cash and cash equivalents           (1,210,915)    1,546,814
Cash and cash equivalents, beginning of period                  1,993,910       958,746
                                                              -----------   -----------
Cash and cash equivalents, end of period                      $   782,995   $ 2,505,560
                                                              ===========   ===========

           See accompanying notes to consolidated financial statements

                                  CATUITY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Catuity Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any subsequent quarter or for the year ended December 31, 2007. The accompanying interim, consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The Company does not expect the adoption of FIN 48 to have a material impact on its results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing any potential impact of adopting this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS 159 is effective for accounting periods beginning after November 15, 2007. The Company is currently assessing any potential impact of adopting this pronouncement.

3. COMPREHENSIVE INCOME/ (LOSS)

Comprehensive income / (loss) for the three months ended March 31, 2007 and 2006 are summarized below:

                                   MARCH 31,     MARCH 31,
                                      2007          2006
                                  -----------   -----------
Net loss                          $(1,435,139)  $(1,027,344)
   Foreign currency translation       132,623       (12,127)
                                  -----------   -----------
Total comprehensive loss          $(1,302,516)  $(1,039,471)
                                  ===========   ===========

4. STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), Share-Based Payment, and adopted this standard using the modified prospective method. Under the modified prospective method, compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 and compensation expense for awards granted after December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured based on the market value of the Company's common stock on the date of grant. The adoption of SFAS No. 123(R) had a significant impact on the Company's results of operations. The Company's consolidated statements of operations for the three months ended March 31, 2007 and 2006 includes $124,644 and $139,106 of stock-based compensation expense, respectively. Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 4.49 years was $898,617 as of March 31, 2007.

The fair value of the option grants is estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                               2007            2006
                          -------------   --------------
Risk Free Interest Rate     4.46--4.87%      4.55--4.98%
Expected Dividend Yield         --               --
Expected Lives (years)      5.5 -- 5.8       2.5 -- 5.0
Expected Volatility        89.9 -- 91.1%    90.4 -- 107.6%

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required under EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. This requirement did not affect the Company's net operating cash flows or its net financing cash flows in the three month periods ended March 31, 2007 and 2006.

Employee and Director stock-based compensation plans

The Company issues new common stock from its pool of authorized stock upon exercise of stock options or upon granting of restricted stock. The Company has established four stock-based compensation plans:

                                                                      DATE OF
                                                         SHARES     STOCKHOLDER
PLAN NAME                                              AUTHORIZED     APPROVAL
---------                                              ----------   -----------
The 2000 Employee Stock Option Plan (the "ESOP")         300,000     3/16/2000
The 2000 Non-employee Director Stock Option
   Plan (the "DSOP")                                      58,667     5/21/2001
The 2005 Employee Restricted Stock Plan (the "ERSP")     267,000     7/18/2005
The 2005 Non-employee Director Restricted Stock Plan
   (the "DRSP")                                           50,000     7/18/2005

As of March 31, 2007 a total of 357,711 options and 258,295 restricted shares had been awarded, of which 270,848 options and 240,795 non-vested restricted shares remained outstanding. The plans do not provide for unvested options to automatically vest upon a change in control of the Company. The Company recognizes compensation expense associated with share-based awards over the vesting period on a straight-line basis.

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

The following table sets forth the summary of option activity under the Company's stock option program for the three months ended March 31, 2007:

                                                     WEIGHTED
                                                      AVERAGE
                                                     EXERCISE
                                            SHARES     PRICE
                                           -------   --------
OUTSTANDING OPTIONS AT DECEMBER 31, 2006   255,848    $18.62
   Granted                                  35,000      4.83
   Forfeited                               (20,000)   $15.62
                                           -------
OUTSTANDING OPTIONS AT MARCH 31, 2007      270,848    $17.24
                                           =======

The weighted average estimated grant date fair values of options granted under the Company's stock option plans for the three months ended March 31, 2007 was $2.28.

A summary of the changes in the Company's non-vested options during the three months ended March 31, 2007 is presented below:

                                                    WEIGHTED
                                                     AVERAGE
                                                      GRANT
                                                      DATE
                                                      FAIR
                                           SHARES     VALUE
                                          -------   --------
NON-VESTED OPTIONS AT DECEMBER 31, 2006    89,095     $4.55
   Granted                                 35,000      2.28
   Vested                                 (40,750)     4.37
   Forfeited                               (1,500)     3.59
                                          -------
NON-VESTED OPTIONS AT MARCH 31, 2007       81,845     $3.66
                                          -------

The total grant date fair values of options that vested during the three months ended March 31, 2007 was $178,214.

Information regarding the stock options outstanding and exercisable as of March 31, 2007 is summarized below:

                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -------------------------------------   ------------------------------------
                                  Weighted                                Weighted
                     Number        Average     Weighted      Number       Average     Weighted
                  Outstanding     Remaining     Average   Outstanding    Remaining     Average
   Range of       at Mar. 31,    Contractual   Exercise   at Mar. 31,    Contractual  Exercise
Exercise Price        2007      Life (Years)     Price        2007      Life (Years)    Price
--------------    -----------   ------------   --------   -----------   ------------  --------
 $2.88 -- 4.27      109,414         3.86        $  3.87      93,914         3.32       $  4.02
 5.25 -- 7.50       109,933         7.20           6.41      48,588         6.75          6.72
10.52 -- 33.60       20,833         7.41          12.53      15,833         7.07         13.17
39.60 -- 178.38      30,668         1.87         106.93      30,668         1.87        106.93
                    -------                                 -------
                    270,848         5.26        $ 17.24     189,003         4.28       $ 22.18
                    -------                                 -------

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was nil. The intrinsic value is calculated as the difference between the market value of the Company's common stock as of March 31, 2007 ($2.20 per share) and the exercise price of the options.

Restricted Stock

The Company awards restricted stock to employees and Directors pursuant to the ERSP and DRSP respectively. There is no contractual maximum term or vesting period for awards under either plan. ERSP awards may be service, market and service, or performance based. Market and service based awards include shares that vest once the Company's share price reaches a certain target level defined in the award, and the individual remains an employee of the Company. Performance based awards include those where vesting is tied to the achievement of certain personal or Company targets or goals, such as achieving a targeted number of customer location deployments or achieving a targeted sales goal as measured by revenue over the term of new customer agreements. DRSP awards are performance based and are restricted until the Company has achieved profitability and positive cash flow for two consecutive fiscal quarters.

A summary of the changes in the non-vested restricted stock for the three months ended March 31, 2007 is as follows:

                                                             WEIGHTED
                                                              AVERAGE
                                                               GRANT
                                                               DATE
                                                               FAIR
                                                    SHARES     VALUE
                                                   -------   --------
NON-VESTED RESTRICTED STOCK AT DECEMBER 31, 2006   165,652     $6.50
   Granted                                          75,143      3.17
   Vested                                               --        --
   Forfeited                                            --        --
                                                   -------
NON-VESTED RESTRICTED STOCK AT MARCH 31, 2007      240,795     $5.46
                                                   -------

For all restricted share awards issued to employees, the Company records an expense based on the grant date fair value and amortizes it over the service period using the straight-line method.

5. COMMITMENTS AND CONTINGENCIES

In September 2005, the Company entered into an employment agreement with Alfred
H. Racine III, the CEO of Catuity Inc. The agreement expires on September 30, 2007. Under the terms of Mr. Racine's employment agreement, if Mr. Racine is terminated after a change in control of the Company he will receive severance in an amount equal to the greater of twelve months salary or the balance of his contract, which as of March 31, 2007 would represent a payment of $262,500. Also under the terms of Mr. Racine's employment agreement, if Mr. Racine is terminated without cause for any reason, other than a change of control, he will receive one month salary, which as of March 31, 2007 would represent a payment of $21,875.

In December 2006, the Company entered into an employment agreement with Debra Hoopes, the CFO of Catuity Inc. The agreement, as amended in January 2007, expires on December 31, 2009. Under the terms of Ms. Hoopes' employment agreement, if Ms. Hoopes is terminated without cause or Ms. Hoopes resigns for good reason she will receive severance in an amount equal to twelve months salary, which as of March 31, 2007 would represent a payment of $185,000. Also under the terms of Ms. Hoopes' employment agreement, if Ms. Hoopes is terminated without cause or Ms. Hoopes resigns for good reason following a change in control of the Company in which the consideration to the Company's stockholders is greater than $10 per share, she will receive severance in an amount equal to the greater of twelve months salary or the balance of her contract, which as of March 31, 2007 would represent a payment of approximately $508,750.

In March, 2007 the Company entered into an employment agreement with Graham McStay, the CEO of Loyalty Magic. The agreement expires on March 14, 2010. Under the terms of Mr. McStay's employment agreement, if Mr. McStay is terminated without cause or Mr. McStay resigns for good reason he will receive severance in an amount equal to twelve months salary, which as of March 31, 2007 would represent a payment of approximately $145,000 (USD). Also under the terms of Mr. McStay's employment agreement, if Mr. McStay is terminated without cause or Mr. McStay resigns for good reason following a change in control of the Company in which the consideration to the Company's stockholders is greater than $10 per share, he will receive severance in an amount equal to the greater of twelve months salary or the balance of his contract, which as of March 31, 2007 would represent a payment of approximately $430,000 (USD).

In September, 2005 the Company entered into an employment agreements with John
H. Lowry, the former CFO of Catuity Inc. Mr. Lowry resigned his position on January 2, 2007 and is scheduled to remain an employee of the Company until June 30, 2007. As of March 31, 2007, the total payments (including benefits) remaining under Mr. Lowry's employment agreement totaled approximately $58,000 and are included in accrued compensation in the accompanying consolidated balance sheet as of such date.

6. STOCKHOLDERS' EQUITY

2006 PRIVATE PLACEMENT

On November 22, 2006, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold or issued $1,800,000 in aggregate principal amount of its 10% Senior Convertible Notes (the "Senior Notes"), 700 shares of Series A Convertible Preferred Stock ($700,000 aggregate stated value) (the "Preferred Shares"), and warrants to purchase 357,143 shares of its common stock (the "Warrants") (collectively, the "2006 Private Placement"). The Senior Notes and Preferred Shares were issued at a discount to face or stated value, for aggregate gross proceeds to the Company (before deduction of advisory and other transaction-related fees and expenses) of $2,250,000.

The Private Placement was made to two accredited investors in a transaction that was exempt from registration under Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to a Registration Rights Agreement entered into pursuant to the Securities Purchase Agreement, the Company agreed to file a registration statement under the Securities Act registering the resale of the common shares that are issuable on conversion of the Senior Notes and Preferred Shares that were issued in the 2006 Private Placement. In February 2007, the Company filed a registration statement on Form SB-2 to register the shares underlying the Senior Notes and Preferred Shares.

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

The Company accounted for the issuance of the Senior Notes, Preferred Shares and Warrants in accordance with Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5") and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." Additionally, the Company analyzed the guidance contained in EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") in accounting for this transaction. Based on our analysis of EITF 00-19 and SFAS 133, the embedded conversion option contained in the Senior Notes was not required to be bifurcated and accounted for separately and the Preferred Shares and Warrants were deemed to be equity instruments.

Accordingly, as required by EITF 98-5 and EITF 00-27, the Company allocated the $2,250,000 of net proceeds received to each instrument based on their relative fair values at the date of issuance (the commitment date as defined by EITF 00-27). This resulted in proceeds of $1,157,623 being allocated to the Senior Notes, proceeds of $450,187 being allocated to the Preferred Shares and proceeds of $642,190 being allocated to the Warrants. The next step in the analysis was to review the conversion feature in the Senior Notes and Preferred Shares to determine if it was beneficial to the investors at the issuance date. Because the fair value of our common stock exceeded the conversion price in these instruments, we calculated the beneficial conversion feature associated with the Senior Notes ($1,157,623) and Preferred Shares ($450,187). The beneficial conversion feature related to the Preferred Shares was considered a deemed dividend at the date of issuance and was recorded as an increase to the accumulated deficit. The beneficial conversion feature related to the Senior Notes, combined with the discount from the face amount and the allocation of proceeds to the Warrants resulted in a discount on the Senior Notes of $1,800,000 which is being recognized as interest expense over their 3-year term using the effective yield method.

PREFERRED STOCK

The Company's Board of Directors is authorized to issue up to 666,667 shares of preferred stock, par value $.001 per share, in one or more series and to fix, by resolution, conditional, full, limited or no voting powers, and the designations, preferences, the number of shares, dividend rates, conversion or exchange rights, redemption provisions or other special rights of the shares constituting any class or series as the Board of Directors may deem advisable without any further vote or action by the stockholders. Any shares of preferred stock issued by Catuity could have priority over Catuity common stock with respect to dividends or liquidation rights and could have voting and other rights of stockholders.

The Company's Board of Directors has designated 700 shares of preferred stock as "Series A Convertible Preferred Stock" with a stated value of $1,000 per share. As of March 31, 2007 there were 700 shares of Series A Convertible Preferred Stock outstanding. The holders of Series A Convertible Preferred Stock will have no voting rights other than as may be required by law.

When and if declared by the Board of Directors, a holder of the Series A Convertible Preferred Stock is entitled to receive monthly cumulative cash dividends in arrears, commencing on December 1, 2006. The dividend rate is 10% of the stated value. During the three months ending March 31, 2007, the Board of Directors declared and the Company paid $17,500 of dividends to holders of the Series A Convertible Preferred Stock.

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

WARRANTS

As of March 31, 2007, there were outstanding warrants to acquire up to 357,143 shares of common stock.

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

Pursuant to a Registration Rights Agreement executed in connection with the 2006 Private Placement, the Company agreed to file a registration statement under the Securities Act of 1933 registering the resale of the common shares underlying the Senior Notes and Preferred Shares. Under the Registration Rights Agreement, the exercise price of the Warrants is reduced by 10% of the then effective exercise price for each thirty day period following March 22, 2007, prior to the beginning of which a registration statement registering for sale all of the shares of common stock issuable upon conversion of the Senior Notes and Preferred Shares has not been declared effective by the SEC, up to a maximum aggregated reduction of 30%. Because we do not believe that we will be able to register all of the shares before the 30% maximum reduction is reached, we anticipate that the exercise price of the Warrants will be reduced by 30% to $2.51 during the second quarter of 2007.

Upon a change of control of the Company that is within the Company's control, the warrant holders have the right to cause the Company to pay the Black-Scholes value of the warrants subject to a volatility cap of 60. To the extent not redeemed upon a change of control, each warrant holder has the right to cause the ultimate parent company of the acquiring or surviving company in the change of control to issue new warrants in replacements of the warrants with terms (including, without limitation, exercise rights and anti-dilution rights) equivalent to those contained in the warrants.

7. SENIOR CONVERTIBLE NOTES

As of March 31, 2007, there were Senior Convertible Notes ("The Senior Notes") in the aggregate principal amount of $1,800,000 issued and outstanding. The Senior Notes carry interest at the rate of 10% per annum compounded monthly. The Senior Notes are convertible into common stock of the Company at a conversion rate of $3.25 per common share, or a maximum total of 553,846 common shares, subject to anti-dilution provisions. The Senior Notes are secured by a senior security interest in all of the Company's assets. The Company issued and sold the Senior Notes in connection with the 2006 Private Placement.

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

The Company has the right to redeem in cash any or all of the outstanding Senior Notes at any time prior to maturity, upon three (3) business days prior written notice, at the greater of (x) one hundred twenty percent (120%) of the principal amount to be redeemed or (y) the product of (i) the remaining principal balance of the Convertible Note divided by the Conversion Price in effect on the day before such redemption notice is sent and (ii) the closing sale price of the Common Stock on the day before such redemption notice is sent, plus in each case, the amount of any accrued but unpaid interest, subject to the maximum amount of interest allowed to be charged by law, payable in cash. In the event of any redemption of the Senior Notes, the Investors shall retain the Warrants and the "Registration Rights" that attached thereto.

The principal amount of the Senior Notes is repayable in monthly installments of $75,000 beginning on December 1, 2007. The Senior Notes mature on November 21, 2009. Future principal payments by year are as follows: 2007 -- $75,000; 2008 -- $900,000; and 2009 -- $825,000.

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2007 and December 31, 2006:

                                 MARCH 31, 2007   DECEMBER 31, 2006
                                 --------------   -----------------
Computer equipment                $ 1,079,737        $1,035,295
Leasehold improvements                 72,412            70,736
Office furniture and equipment        121,638           108,682
Capital Leases                         74,785            73,054
                                  -----------        ----------
Gross property and equipment      $ 1,348,572        $1,287,767
Less accumulated depreciation      (1,045,409)         (993,343)
                                  -----------        ----------
Net property and equipment        $   303,163        $  294,424
                                  -----------        ----------

Depreciation expense for the three months ending March 31, 2007 and 2006 were $34,015 and $35,453, respectively.

9. INTANGIBLES

In connection with the acquisition of Loyalty Magic during 2005, a portion of the purchase price paid was allocated to intangible assets. The following table details the amortization of the intangibles:

                                     MARCH 31, 2007                          DECEMBER 31, 2006
                         --------------------------------------   --------------------------------------
                                       Accumulated    Net Book                  Accumulated    Net Book
Category                    Cost      Amortization      Value         Cost     Amortization      Value
--------                 ----------   ------------   ----------   ----------   ------------   ----------
Trademarks               $  606,723    $ (32,070)    $  574,653   $  592,681    $ (26,368)    $  566,313
Software                    690,338     (273,739)       416,599      674,363     (226,294)       448,069
Customer Contracts          305,235     (137,541)       167,694      298,171     (116,814)       181,357
Customer Relationships      298,062      (88,735)       209,327      291,163      (75,368)       215,795
Non-compete agreements      169,479      (53,746)       115,733      165,557      (44,193)       121,364
                         ----------    ---------     ----------   ----------    ---------     ----------
Totals                   $2,069,837    $(585,831)    $1,484,006   $2,021,935    $(489,037)    $1,532,898
                         ----------    ---------     ----------   ----------    ---------     ----------

Amortization expense associated with intangibles assets for the three months ended March 31, 2007 and 2006 were $96,794 and $86,382, respectively.

10. MANAGEMENT PLANS

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

For the three months ended March 31, 2007, the Company incurred a net loss of $1,435,139. For the years ended December 31, 2006 and 2005, the Company incurred net losses of $4,232,738 and $2,981,030, respectively. As of March 31, 2007, the Company had an accumulated deficit of $43,389,302 and insufficient cash on hand to meet its expected liquidity requirements for 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's strategy in 2007 consists of the following components: 1) to remain focused on offering our core customer base -- retailers and their partners -- a broad range of products, services and programs to help them reach, reward and retain their customers; 2) to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations; and 3) to complete one or more strategic acquisitions.

The Company will run out of cash before the end of the second quarter of 2007 unless we are successful in raising additional funding before the end of the quarter. Based on discussions with numerous potential funding sources in recent weeks, management believes it will be very difficult for the Company to successfully raise capital in the timeframe remaining before we run out of cash. The Company was successful in raising capital during the years ended December 31, 2006 and 2005. However, there can be no assurance that the Company will continue to be able to raise additional funds as necessary, nor can there be any assurance that additional funds, if available, will be on terms satisfactory to the Company or that they will not have a significant dilutive effect on existing stockholders.

Management's focus in evaluating potential acquisition candidates is to identify companies that are in a similar line of business that fit with our strategy, have achieved and sustained profitability, and generate positive cash flow from operations. Management currently estimates that the Company will not achieve profitability by the end of 2008 unless it is successful in completing one or more acquisitions. However, there can be no assurance that management will be able to complete such an acquisition, nor can there be any assurance that an acquisition, if completed, will not have a significant dilutive effect on existing stockholders.

Management is uncertain that we can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from external sources, or is unable to successfully complete an acquisition of a profitable company, the Company may be forced to curtail or cease operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

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

As used in this Quarterly Report on form 10-QSB, "Company," "us," "we," "our" and similar terms means Catuity Inc., a Delaware corporation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, levels of activity, performance or achievement. Moreover, neither we nor any other person assumes liability for the accuracy and completeness of the forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to: changes in currency exchange rates from period to period, inflation rates in the United States and Australia, recession, and other external economic factors over which the Company has no control; the timing and speed with which customers and prospects execute their plans for the use of our loyalty software processing and services; continued development of the Company's software products; competitive product and pricing pressures; use of internally developed software applications; patent and other litigation risks; the risk of key staff leaving the Company; the risk that major customers of the Company's products and services reduce their requirements or terminate their arrangements with the Company; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of these and certain other factors, please refer to the discussion of "Risk Factors" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions regarding matters that are inherently uncertain. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

The three distinct revenue streams that result from the Company's business activities are processing, service and license revenue.

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

Processing and service revenue can also includes client projects such as integration, customization and miscellaneous related fees for work performed for a customer to deploy or modify the Company's loyalty and gift card applications. Project related revenue is billed on a fixed price basis. The Company recognizes revenue on fixed price contracts using the proportional performance method in accordance with SAB 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition, based on hours incurred as a proportion of estimated total hours of the respective contract. The cumulative impact of any revisions in estimated total revenues and direct contract costs are recognized in the period in which they become known. Revenue in excess of billings is recognized as unbilled receivables and is included in work in process in the consolidated balance sheet. Billings in excess of revenue are recorded as deferred revenue until revenue recognition criteria are met. The Company generally does not provide for a right of return in its project related contracts.

License revenue is recognized in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on the Company's part with regard to implementation, the fee is fixed and determinable, and collectability is probable. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, based on the relative fair value of each element. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. The Company has established VSOE for maintenance services. The Company does not generally provide for a right of return in its license contracts.

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

Stock-Based Compensation

We adopted SFAS 123(R) as of January 1, 2006, as required. SFAS 123(R) requires the measurement of all employee share-based awards using a fair-value-based method. The level of impact on the Company's consolidated financial statements will depend, in part, on future grant awards. See note 4 for a description of the expense recorded for the each of the three month periods ended March 31, 2007 and 2006 under SFAS 123(R).

Going Concern

We anticipate that our business will not generate sufficient cash flow to sustain the current level of operational activity and additional cash resources will be required.

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

For the three months ended March 31, 2007, the Company incurred a net loss of $1,435,139. For the years ended December 31, 2006 and 2005, the Company incurred net losses of $4,232,738 and $2,981,030, respectively. As of

March 31, 2007, the Company had an accumulated deficit of $43,389,302 and insufficient cash on hand to meet its expected liquidity requirements for 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Management's strategy in 2007 consists of the following components: 1) to remain focused on offering our core customer base -- retailers and their partners -- a broad range of products, services and programs to help them reach, reward and retain their customers; 2) to raise additional debt and/or equity financing to allow the Company to continue in operation and satisfy its financial obligations; and 3) to complete one or more strategic acquisitions.

The Company will run out of cash before the end of the second quarter of 2007 unless we are successful in raising additional funding before the end of the quarter. Based on discussions with numerous potential funding sources in recent weeks, management believes it will be very difficult for the Company to successfully raise capital in the timeframe remaining before we run out of cash. The Company was successful in raising capital during the years ended December 31, 2006 and 2005. However, there can be no assurance that the Company will continue to be able to raise additional funds as necessary, nor can there be any assurance that additional funds, if available, will be on terms satisfactory to the Company or that they will not have a significant dilutive effect on existing stockholders.

Management's focus in evaluating potential acquisition candidates is to identify companies that are in a similar line of business that fit with our strategy, have achieved and sustained profitability, and generate positive cash flow from operations. Management currently estimates that the Company will not achieve profitability by the end of 2008 unless it is successful in completing one or more acquisitions. However, there can be no assurance that management will be able to complete such an acquisition, nor can there be any assurance that an acquisition, if completed, will not have a significant dilutive effect on existing stockholders.

Management is uncertain that we can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from external sources, or is unable to successfully complete an acquisition of a profitable company, the Company may be forced to curtail or cease operations.

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted FASB issued FASB Interpretation ("FIN") No. 48 Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The Company does not expect the adoption of FIN 48 to have a material impact on its results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption encouraged. The Company is currently assessing any potential impact of adopting this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS 159 is effective for accounting periods beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its consolidated financial statements.

OVERVIEW OF OUR BUSINESS

Catuity is a loyalty and gift card processor targeting the needs of chain retailers and their partners. Our focus is primarily on retail organizations with 75 to 250 stores, a group commonly referred to as tier two retailers, and on smaller, tier three retailers through resellers. We offer member-based loyalty programs at the point-of-sale and gift card programs utilizing a hosted, application service provider based system that enables the processing of member-based loyalty programs that can deliver customized discounts, promotions, rewards and points-based programs. Our system also enables robust and highly customizable gift card programs that work on a retailer's payment terminals and electronic cash registers via their internal store networks. These programs are designed to help retailers improve customer retention, add new customers and increase the average amount spent by customers.

Our operational priorities as a Company are in three areas.

1) Loyalty and Gift Card Processing: We believe the U.S. market is adopting the type of technology that Catuity offers. There is an apparent demand for a turnkey solution for small to mid-sized chains and small merchants and through resellers, including merchant services companies, independent sales organizations, marketing companies and operators of coalition loyalty programs in local markets. This is a good fit for Catuity because we believe that we have an efficient and flexible processing platform with an operational capability that provides a turnkey product.

2) Packaged Loyalty and Gift Card Products: Catuity also sells packaged products to broaden our offering to retailers. We believe there is demand in the chain world for packaged products, such as bundled loyalty, gift card and payments processing services. Packaged products are generally co-branded with the retailer, offered with a fixed set of benefits to the consumer, and at a pre-determined cost per unit to the retailer. It is important to note that introducing new product packages does not require significant new development of our technology.

3) Acquisitions: Acquiring profitable and cash flow positive operating businesses remains important to our strategy. Catuity continues to seek the acquisition of complementary businesses such as traditional loyalty services, database marketing, direct marketing and processing technology and services firms. We believe the addition of these businesses would expand our product offering to clients and prospects.

Our technology platform, CALS and our other intellectual property plays an important role in our business. We continue to enhance the existing functionality of CALS while striving to make the system easier to use by our target retail clients who generally lack large or sophisticated technology departments. In 2007, we have enhanced the management reporting capabilities of the system; continued to expand the number of POS systems to which we integrate and added new functionality that helps us deliver a technologically advanced product in our markets.

We believe our patents are of significant value and as part of our agreements with licensees, Catuity grants rights to use the innovations described in our patents. Catuity has been issued three patents related to the efficient storage and management of multiple applications in offline consumer devices and the systems to manage the applications, customer devices and terminals. Catuity has also been issued patents in seven countries that relate to the use of the Catuity system over the internet and with traditional point of sale devices. It covers our system for managing and updating data on customer devices that are supported and controlled by a host system integrated to any number of offline and online terminals. The patent covers the operation of interactive programs and transactions that use methods ranging from POS terminals to the Internet.

2007 SIGNIFICANT ACTIVITIES

Catuity is focusing on delivering loyalty and gift card programs to retailers and their partners through a hosted solution. Catuity has targeted retailers who are seeking loyalty and gift card programs to improve customer retention, increase customer spending in targeted categories along with increasing average per visit sales and improve the frequency of their customer's visits. Catuity is most focused on selling its products and services to retailers with 75-250 stores locations. Most are privately held, prefer a hosted solution because they have limited IT staff and budget; and are undergoing significant growth and may be expanding from a local or regional presence to a national strategy.

In the first quarter of 2007, our U.S. sales effort shifted primarily to franchise-driven retailers in popular, high-growth categories. The Company is marketing a processing bundle that most often includes loyalty, gift card and credit and debit card processing. During the first quarter, we successfully launched a new focus on direct marketing to our prospects by utilizing interactive marketing as well as branding and direct response marketing techniques to engage our customers. As a result, our rate of in-bound, pre-qualified sales leads has increased significantly and our efforts have shortened our sales cycle. In addition, the Company has continued to expand its relationships with specialized resellers. These include independent sales organizations who collectively are selling 4,000 new store locations per month. Catuity's services are offered to these merchants and we have experienced month-over-month increases in store-level contracts. These single-location merchants represent a large market that we do not target directly. Additionally, we have expanded our relationships with specialized resellers, namely point-of-sale software vendors, who have a proprietary and trusted relationship with their retail clients. We have established a growing referral and revenue-sharing network with these companies.

As we entered 2007, the Company increased its focus on consummating acquisitions or mergers with one or more profitable companies. Management's focus in evaluating potential acquisition candidates is to identify companies that are in the loyalty, stored value (gift card) and marketing services markets which complement our existing products and services, have achieved and sustained profitability, and generate positive cash flow from operations. During 2006, the Company was not successful in finding companies that met management's criteria. However, management believes that the 2007 market is a very different market. The number of suitable targets which are open to an acquisition or merger proposal has increased significantly. As of the date of this filing, the company has several written merger proposals pending for U.S. based companies and is actively engaged with more than a dozen companies about possible acquisitions of companies ranging in size from USD $5 million to $67 million in annual revenues. It is important to note that the Company cannot make any assurance about our ability to consummate one or more transactions. The ability to execute a merger is dependent on many factors which Catuity cannot control, including, but not limited to, competitive forces, regulatory approvals, consent of shareholders, negotiation of suitable terms and financing of a transaction.

As of the date of this filing, the Company has retained a new patent counsel to manage the licensing and enforcement of our existing and pending patents in the U.S., Canada, Japan, Australia and five European markets. The Company believes that the business method patents, which concern the transfer of information between a chip and numerous devices, has broad application in the payments, loyalty, contact-less payment, healthcare and identity markets. Most notably, the use of contact-less payment methods have grown significantly in the U.S. market. In Canada, major banks and other payments processors have recently announced plans to begin converting the payments infrastructure in the country to EMV-compliant chip-based cards beginning in 2008. Management believes that these developments have created additional licensing opportunities.

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES

The following table sets forth revenues by category for the three months ended March 31, 2007 and 2006, as well as the dollar and percentage changes:

                   2007       2006     $ CHANGE   % CHANGE
                 --------   --------   --------   --------
Processing       $335,919   $347,582   $(11,663)    (3.4)%
Service            68,442    114,585    (46,143)   (40.3)%
License            14,809     18,280     (3,471)   (19.0)%
                 --------   --------   --------    -----
Total Revenues   $419,170   $480,447   $(61,277)   (12.8)%
                 --------   --------   --------    -----

The decrease in processing revenue relates primarily to the operations of Loyalty Magic and reflects lower recurring revenues from its two largest customers. Additionally, for the three months ended March 31, 2006, service revenues included non-recurring customer projects of approximately $37,000. Processing revenues are generally recurring in nature and result from the hosting of loyalty and gift card programs on our servers and related on-going support for customer programs. Service revenues are generally non-recurring in nature and result from one-time projects for customers. License revenues consist of software license and maintenance fees for customers who host our software on their own equipment.

COST OF PROCESSING REVENUE

Cost of processing revenue primarily consists of co-location facility costs, other processing costs, third party costs, salary and related expenses, office costs, and overhead for our staff that directly support customer programs. Cost of processing revenue was approximately $507,000 and $381,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $126,000 (33.1%). The increase in costs resulted primarily from higher payroll and benefits costs for our U.S. and Australia customer support staffs.

COST OF SERVICE REVENUE

Cost of service revenue primarily consists of employee salary and related costs, third party costs and overhead costs associated with our staff that supports special projects and software customization for our customers. Cost of service revenue was approximately $27,000 and $72,000 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $45,000 (62.5%). The decrease in costs relates to the non-recurring customer projects performed in 2006 mentioned previously.

COST OF REVENUE - AMORTIZATION OF INTANGIBLES

The cost of revenue - amortization of intangibles represents the amortization of the portion of the purchase price paid for Loyalty Magic allocated to proprietary software that relates to processing. Capitalized software costs included in intangible assets are amortized over the estimated useful life of 5 years based on expected annual cash flows. Amortization expense was approximately $47,000 and $42,000 for three months ended March 31, 2007 and 2006, respectively, an increase of $5,000 (11.9%).

COST OF REVENUE - STOCK BASED COMPENSATION

Cost of revenue - stock based compensation represents the costs related to share-based compensation awards under the Company's restricted stock and stock option plans in accordance with SFAS 123(R) for our employees whose compensation cost is charged to cost of revenue. Stock-based compensation expense was approximately $10,000 and $20,000 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $10,000 (50.0%).

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of salaries, employee benefits and overhead costs, incurred mainly by our technical staffs in Australia for work on upgrades and future releases of the Company's proprietary software. Research and development costs were approximately $76,000 and $127,000 for the three months ended

March 31, 2007 and 2006, respectively, a decrease of $51,000 (40.2%). The decrease resulted primarily from costs incurred in 2006 to complete the Company's new generation of software. Those activities were completed in 2006 and did not carry over into 2007.

RESEARCH AND DEVELOPMENT - STOCK BASED COMPENSATION

Research and development - stock based compensation represents the costs related to share-based compensation awards under the Company's restricted stock and stock option plans in accordance with SFAS 123(R) for our employees whose compensation cost is charged to research and development. Stock-based compensation expense was approximately $6,000 and $9,000 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $3,000 (33.3%) consistent with our reduced R&D efforts.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries, employee benefits, travel, advertising, marketing, and related overhead costs of the Company's sales and marketing functions. Sales and marketing expenses were approximately $249,000 and $225,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $24,000 (10.7%). The increase in costs resulted primarily from higher payroll and benefits costs associated with our U.S. based sales team and our increased sales efforts.

SALES AND MARKETING - AMORTIZATION OF INTANGIBLES

Sales and marketing - amortization of intangibles represents the amortization of the portion of the purchase price paid for Loyalty Magic allocated to customer contracts and customer relationships. Customer contracts and customer relationships included in intangible assets are amortized over their estimated useful lives of 5 and 10 years, respectively, based upon expected annual cash flows. Amortization expense was approximately $34,000 and $32,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $2,000 (6.3%).

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of salaries, employee benefits, general overhead costs and professional services fees related to the management of the company. General and administrative expenses were approximately $689,000 and $493,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $196,000 (39.8%). The increase in costs resulted primarily from our U.S. based operations and includes higher payroll, benefits and employee training costs of $120,000, higher travel and entertainment costs of $28,000 related primarily to the relocation of our corporate offices to Virginia, higher legal and accounting fees of $26,000 related primarily to activities associated with the 2006 Private Placement, and higher financial printing and registry costs of $8,000 related primarily to the special meeting of shareholders held during February 2007.

GENERAL AND ADMINISTRATIVE - AMORTIZATION OF INTANGIBLES

General and administrative - amortization of intangibles represents the amortization of the portion of the purchase price paid for Loyalty Magic allocated to trademarks and non-compete agreements. Trademarks included in intangible assets are amortized on a straight-line basis over their estimated useful life of 30 years. Non-compete agreements included in intangible assets are amortized on a straight-line basis over 5 years. Amortization expense was approximately $15,000 and $13,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $2,000 (15.4%).

GENERAL AND ADMINISTRATIVE - STOCK BASED COMPENSATION

General and administrative - stock based compensation expense represents the costs related to share-based compensation awards under the Company's restricted stock and stock option plans in accordance with SFAS 123(R) for our employees and directors whose compensation cost is charged to general and administrative expense. Stock based compensation was approximately $109,000 for the three months ended December 31, 2007 compared to $126,000 in 2006, a decrease of $17,000 (13.5%).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations with proceeds from the issuance of shares of our common and preferred stock, issuance of our debt securities and cash collections from customers. As of March 31, 2007, the Company had approximately $783,000 in cash and cash equivalents, a decrease of $1,211,000 from December 31, 2006. The decrease is primarily attributable to the net loss incurred during the three months ended March 31, 2007, an increase in working capital requirements, and cash interest and dividend payments made on the Senior Notes and Preferred Shares issued in connection with the 2006 Private Placement, partially offset by an Australian R&D refund received during the first quarter.

Net cash used in operating activities was $1,161,000 for the three months ended March 31, 2007 compared with $677,000 for the three months ended March 31, 2006. The increase is primarily attributable to a $336,000 increase in the cash-based net loss (total net loss less depreciation, amortization and stock-based compensation) in 2007.

Cash used by investing activities was $40,000 for the three months ended March 31, 2007 compared with cash provided by investing activities of $2,235,000 for the three months ended March 31, 2006. The cash provided by investing activities in 2006 related to the maturity of a short-term investment of $2,246,000. Purchases of property and equipment in 2007 were approximately $40,000 compared to $10,000 in 2006.

Net cash used in financing activities during the three months ended March 31, 2007 resulted primarily from dividend payments on the Series A Preferred Stock we issued in November 2006 in connection with the 2006 Private Placement.

We had $783,000 in cash and cash equivalents as of March 31, 2007. The Company will run out of cash before the end of the second quarter of 2007 unless we are successful in raising additional funding before the end of the quarter. Based on discussions with numerous potential funding sources in recent weeks, management believes it will be very difficult for the Company to successfully raise capital in the timeframe remaining before we run out of cash. The Company was successful in raising capital during the years ended December 31, 2006 and 2005. However, there can be no assurance that the Company will continue to be able to raise additional funds as necessary, nor can there be any assurance that additional funds, if available, will be on terms satisfactory to the Company or that they will not have a significant dilutive effect on existing stockholders.

Additional capital is required in order for us to sustain operations and meet our estimated cash requirements for the next twelve months. Management is uncertain that we can raise additional capital and as such can provide no assurance. In the event that management is unable to raise additional capital from external sources, or is unable to successfully complete an acquisition of a profitable company, the Company may be forced to curtail or cease operations.

CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations and commitments as of March 31, 2007 over the next 5 years:

TYPE OF OBLIGATION:    TOTAL      2007     2008    2009   2010   2011
-------------------   -------   -------   ------   ----   ----   ----
Operating Leases      $72,054   $69,780   $2,274     --     --     --
Capital Leases          7,216     7,216       --     --     --     --
                      -------   -------   ------    ---    ---    ---
   Total              $79,270   $76,996   $2,274     --     --     --
                      -------   -------   ------    ---    ---    ---

ITEM 3. CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 as of March 31, 2007. The Company's disclosure controls and procedures are designed to ensure: (1) that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified by the SEC and (2) that information required to be disclosed is accumulated and communicated to the Company's management, including its principal executive and financial officers, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of March 31, 2007. The disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as required on a timely basis. The Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective at the reasonable assurance level.

During the first quarter of 2007, we relocated our corporate headquarters from Livonia, Michigan to Charlottesville, Virginia. In connection with this relocation, we replaced our entire internal accounting staff with new personnel including the Chief Financial Officer. Except as discussed in this paragraph, there has been no change in the Company's internal controls over financial reporting during the first quarter of 2007 that materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 5, 2007, Catuity held a special meeting at which time the stockholders approved our 2006 Financing pursuant to Marketplace Rule 4350(i)(1)(D) of the Marketplace Rules promulgated by the National Association of Securities Dealers, Inc. and Australian Stock Exchange Limited Listing Rule
7.1. Our 2006 Financing consisted of the issuance to two new investors, Gottbetter Capital Master, Ltd. And BridgePointe Master Fund Ltd. of an aggregate of (a) $1,800,000 face amount of our 10% Senior Convertible Notes, (b) 700 shares of our Series A Convertible Preferred Stock (stated amount $1,000 per share, or $700,000 in the aggregate), and (c) Warrants to acquire 357,143 shares of our Common Stock at an initial exercise price of $3.58 per share. The approval of our 2006 Financing was the only proposal put before the stockholders at the special meeting.

The tabulation of the voting on the approval of our 2006 Financing is presented below:

                                    VOTES     VOTES
            PROPOSAL                 FOR     AGAINST   WITHHELD   ABSTAIN    NON-VOTE
            --------               -------   -------   --------   -------   ---------
1. To approve the 2006 Financing   655,571    63,695               3,405    1,397,836

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)  Exhibit   Description
     -------   -----------
     31.1      Certification by Alfred H. Racine III, President and Chief
               Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

     31.2      Certification by Debra R. Hoopes, Senior Vice President and Chief
               Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

     32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                        CATUITY INC.
                                        (Registrant)


                                        By: /s/ Alfred H. Racine III
                                            ------------------------------------
                                            Alfred H. Racine III
                                            President and Chief Executive
                                            Officer


                                        By: /s/ Debra R. Hoopes
                                            ------------------------------------
                                            Debra R. Hoopes
                                            Senior Vice President and Chief
                                            Financial Officer

Date: May 11, 2007

EXHIBIT INDEX

Exhibit Number   Description
--------------   -----------
     31.1        Certification by Alfred H. Racine III, President and Chief
                 Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002

     31.2        Certification by Debra R. Hoopes, Senior Vice President and
                 Chief Financial Officer pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

      32         Certifications pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002